Form 10-Q
period 2013-12-31
Active With Me Inc.
filed 2014-02-14
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2013

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER    333-191083

ACTIVE WITH ME INC.
(Exact name of registrant as specified in its charter)

NEVADA	39-2080103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 Lakeshore Road, Sarnia, Ontario, Canada, N7X 1G4
(Address of principal executive offices, including zip code)

519-337-9048
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,305,000 shares of common stock as of February 14, 2014.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Active With Me Inc. (the “Company”) for the six month period ended December 31, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at December 31, 2013. (unaudited) and June 30, 2013.

(b)	Unaudited Condensed Statements of Operations for the three and six months ended December 31, 2013 and for the cumulative period from inception (December 6, 2012) through December 31, 2013;

(c)	Unaudited Condensed Statements of Cash Flows for the six months ended December 31, 2013, and for the cumulative period from inception (December 6, 2012) through December 31, 2013.

(d)	Notes to Condensed Financial Statements (Unaudited)

ACTIVE WITH ME, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(unaudited)

Assets

Current assets
Cash and cash equivalents	$24,965	$46,345

Total current assets	24,965	46,345

Other assets	350	-

Total assets	$25,315	$46,345

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities	$1,255	$605
Total liabilities	$1,255	$605

Stockholders’ equity
Common Stock, $.001; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	$3,305	$3,305

Additional Paid In Capital	47,795	47,795

Accumulated deficit	(27,040)	(5,360)

Stockholders’ equity	24,060	45,740

Total liabilities and stockholders’ equity	$25,315	$46,345

The accompanying notes are
an integral part of these condensed unaudited financial statements.

ACTIVE WITH ME, INC.
(A Development Stage Company)
CONDENSED  STATEMENTS OF OPERATIONS

			Period From
	Three	Six	Inception
	Months Ended December 31,	Months Ended December 31,	December 6, 2012 through December 31,
	2013	2013	2013

Operating expenses:

General and administrative	$14,217	$21,680	$27,040

Total operating expenses	14,217	21,680	27,040

Loss from operations	(14,217)	(21,680)	(27,040)

Other (expenses) income, net	-	-	-

Net loss	$(14,217)	$(21,680)	$(27,040)

Basic and Diluted Loss Per Share	$(.0043)	$(.0066)

Weighted average common shares
outstanding - basic and diluted	3,305,000	3,305,000

The accompanying notes are
an integral part of these condensed unaudited financial statements.

ACTIVE WITH ME, INC.
(A Development Stage Company)
UNAUDITED STATEMENT OF CASH FLOWS

	Six Months Ended December 31, 2013	Period From Inception, December 6, 2012, Through December 31, 2013

Operating activities:
Net loss	(21,680)	(27,040)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Other assets	(350)	(350)
Accounts payable	650	1,255

Net cash provided by (used in) operating activities	(21,380)	(26,135)

Financing activities:
Proceeds from the issuance of common stock	-	51,100
Net cash provided by financing activities	-	51,100

Net increase (decrease) in cash and cash equivalents	(21,380)	24,965

Cash, beginning of period	46,345	-

Cash, end of period	24,965	24,965

Cash paid for income taxes	-	-
Cash paid for interest	-	-

The accompanying notes  are
an integral part of these condensed unaudited financial statements.

Active With Me, Inc.
(A Development Stage Company)
Unaudited Notes to Condensed Financial Statements

Note 1 Nature of Business

Business Overview

Active With Me, Inc., (the “Company”), was incorporated in the State of Nevada on December 6, 2012 to create a web-based service that will offer travelers unique, relevant and user-friendly information on activity-based travel. Listings will be provided for product and service providers of interest to the activity-based traveler.

The Company intends to maximize listings on the website, increase the value to the consumer, and provide potential advertisers with an ability to inexpensively feature their services to a very wide and targeted audience.

Development Stage Company

The Company’s unaudited financial statements are presented as those of a development stage company. Activities during the development stage primarily include equity based financing and implementation of the business plan.  The Company has not generated revenues since inception.

The unaudited financial statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2013 balance sheet has been derived from the audited financial statements of that date.

Note 2 Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At December 31, 2013 and June 30, 2013, the company had no cash equivalents.

Concentration of Risk

As of December 31, 2013, the Company maintained its cash account at one commercial bank.  The cash balance at December 31, 2013, was within the FDIC coverage of deposits totaling $250,000 per owner.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of the interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of December 31, 2013 and June 30, 2013, there were no common equivalent shares.

Note 3 Going Concern

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $14,217 and $21,680 for the three and six months ended December 31, 2013, respectively. The Company has net cash used in operations of $21,380 for the six months ended December 31, 2013.  The Company has a net loss of $27,040 and net cash used in operations of $26,135 since inception on December 6, 2012 through December 31, 2013.  In addition, the Company is in the development stage and has not yet generated any revenues.  The Company is in the beginning stages of implementing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s last fiscal year ended June 30, 2013, the Company raised funds in anticipation of implementing its business plan.  The first phase of its business plan calls for the Company to begin development of its website which is still in the design stage and as such, no significant development has occurred as of December 31, 2013.  The Company has raised $51,100 since inception and has utilized those funds to primarily initially organize the Company and complete its business plan.  Upon commencement of its website development, the Company expects to raise additional funds however does not currently have any commitments to do so.  There are no assurances that the Company will be able to raise sufficient funds required to complete its websites or business plan or whether such raise will be on terms favorable to the Company.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established any source of revenue and has incurred an operating loss since inception. Further, as of December 31, 2013, it is not certain whether the Company’s cash resources are sufficient to meet its ongoing business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 Loan Payable to Officer

On December 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company. The loan is not secured, has no specific maturity date and the loan is expected to be repaid from future proceeds received by the Company. There are no other terms to the loan. The balance of the loan is $605 as of December 31, 2013.

Note 5 Stock Holders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of December 31, 2013 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of December 31, 2013, there are 3,305,000, shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares

During the period from December 6, 2012, to June 30, 2013, the Company issued 1,500,000 shares of its $.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $15,000.  There were no shares issued during the three months ended December 31, 2013.

During the period from December 6, 2012, to June 30, 2013, the Company issued 1,805,000 shares of its $.001 par value common stock for cash in the amount of $36,100 to 35 individual accredited investors. There were no shares issued during the three months ended December 31, 2013.

Note 6 Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

Active With Me Inc. is a development stage company formed to create online resources that seamlessly offer travelers unique, highly relevant and user-friendly information on activity-based travel. It will be designed to fill a void in the marketplace by offering third-party content and information to visitors in their activity of choice, while also having the ability to offer links to related clubs and organizations that provide additional information, as well as the potential for interactive experiences. The Company’s website www.activewithme.com will be designed to offer a fundamentally different experience than any other offering in today’s market. The Company’s plan is to design its website centered purely around activities and offer an ability to quickly access relevant content to the particular activity of choice.

We are still in our development stage and cannot commence business operations on our website until its completion. The website has not yet been developed, and substantial additional development work and funding will be required before the website can be fully operational.

The initial phase of our plan of operations is the development of the website, including initial content. Expenses related to phase are expected to be approximately $20,000 and we expect to have this stage of the websites development completed by end of March 2014. The Company currently has sufficient capital to complete this phase of its plan of operations. The second phase of our plan of operations is the further development of the initial website and the hiring of 2 permanent employees. Because of the costs involved and the fact that the president will not be receiving a salary at this time, expenses related to this phase are expected to be the cost of hiring two employees at approximately $7,000 per month. The Company currently does not have sufficient capital to initiate this phase of its plan of operations. The third phase of our plan of operations is the ongoing development of the website including the building of marketing efforts. The implementation of this third phase is dependent on the success of the first two phases. The Company currently does not expect to have sufficient capital to proceed with this phase of its plan of operations. The Company currently does not have any arrangements for financing and may not be able to obtain financing when required. The Company believes the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities. As of December 31, 2013, we had $24,965 cash on hand and $1,255 in liabilities.  Accordingly, our working capital position as of December 31, 2013 was $23,710.  Since our inception through December 31, 2013, we have incurred a net loss of $27,040.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

The Company is a development stage company with limited funding.   Therefore, development will occur in several phases, as follows:

Early Stage Development

Early stage development of the website, including initial content. Design and construct the initial beta website, populate the site with activity-based content for a particular region (we have yet to determine the best region to start with), develop the site graphics including branding and Company logo (the logo has been designed), and test market the site with friends and others and revise as appropriate.

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company currently has sufficient capital to complete this stage of its plan of operations. The registrant expects to have this stage of the plan of operations completed by the end of March 2014.

The Company is currently working with Adam Schnare, a freelance webpage and application designer and developer. Mr. Schnare has training in Visual basics.NET, Java, Webmatrix, Fusebox and Webplus along with other development software. Mr. Schnare has over 15 years’ experience with website design and launch and over 10 years’ experience with application development.

Further development of the website

The initial live website will be focused on major US points of interest. The Company expects the further development to require the hiring of an initial 2 permanent employees. This second phase of the operating plan would principally be devoted to establishing a significant presence in the market with as much information on as many areas of interest as possible.

Because of the costs involved and the fact that the president will not be receiving a salary at this time, expenses related to this phase are expected to be related to the costs of hiring two employees, approximately $7,000 per month. The Company currently does not have sufficient capital to initiate this phase of its plan of operations.

Ongoing development of the website

If the Company’s website gains traction in the marketplace and is able to attract advertisers they will continue to build out the website to more and more points of interest all around the world. The Company will also begin to build on its marketing efforts as described in the Marketing section.

The registrant does not currently have sufficient capital for this phase of its plan of operations.
We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through the sale of equity capital.

Our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.  As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three and six months ended December 31, 2013 are summarized as follows:
	Three	Six
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2013	2013

Revenue	$-	$-
Total Expenses	$14,217	$21,680
Net Loss	$14,217 $ 21,680

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and six months ended December 31, 2013 are outlined in the table below:
	Three	Six
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2013	2013

General & Administrative	$14,217	$21,680

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $27,040 from inception on December, 2012 through the period ended December 31, 2013.  These operating expenses were composed of general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

We completed an offering of 1,500,000 shares of common stock on January 3, 2013 to our president and director, Sheri Strangway, at a price of $0.01 per share.  The total proceeds received from this offering were $15,000.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 1,805,000 shares of our common stock at a price of $0.02 per share to a total of thirty six (36) purchasers on May 27, 2013.  The total amount we received from this offering was $36,100. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 Item 4(t).    Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 2 to Form S-1 filed on December 5, 2013.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended December 31, 2013.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending December 31, 2013.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE WITH ME INC.

By:       /s/ Sheri Strangway

Sheri Strangway
President, Chief Executive Officer,
Chief Financial Officer and Director

Date: February 14, 2014