Form 10-Q
period 2014-03-31
Active With Me Inc.
filed 2014-05-20
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,305,000 shares of common stock as of May 15, 2014.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Active With Me Inc. (the “Company”) for the nine month period ended March 31, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at March 31, 2014 (unaudited) and June 30, 2013.

(b)
Unaudited Condensed Statements of Operations for the three months ended March 31, 2014 and 2013, for the nine months ended March 31, 2014 and 2013 and for the cumulative period from inception (December 6, 2012) through March 31, 2014.

(c)	Unaudited Condensed Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and for the cumulative period from inception (December 6, 2012) through March 31, 2014.

(d)	Notes to Condensed Financial Statements (Unaudited)

ACTIVE WITH ME, INC.
(A Development Stage Company)
Condensed BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(unaudited)

Assets

Current assets
Cash	$20,824	$46,345
Total current assets	20,824	46,345

Other assets	350	-

Total assets	$21,174	$46,345

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities	$605	$605
Total liabilities	$605	$605

Commitments and contingencies (Note 5)

Stockholders’ equity
Common Stock, $.001 par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	$3,305	$3,305
Additional Paid In Capital	47,795	47,795
Accumulated deficit	(30,531)	(5,360)
Stockholders’ equity	20,569	45,740

Total liabilities and stockholders’ equity	$21,174	$46,345

See the accompanying notes to unaudited condensed financial statements.

ACTIVE WITH ME, INC.
(A Development Stage Company)
 CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
	Three Months Ended March 31,	Three Months Ended March 31,	Inception December 6, 2012 through March 31,
	2014	2013	2014

Revenue	-	-	-

Operating expenses:
General and administrative	$3,491	$4,305	$30,531

Total operating expenses	3,491	4,305	30,531

Loss from operations	(3,491)	(4,305)	(30,351)

Net loss	$(3,491)	$(4,305)	$(30,351)

Weighted average common shares
outstanding - basic and diluted	3,305,000	769,565	2,583,927

See the accompanying notes to unaudited condensed financial statements.

ACTIVE WITH ME, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31, 2014	Period From Inception, December 6, 2012, Through March 31, 2014

Operating activities:
Net loss	$(25,171)	$(30,531)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Other assets	(350)	(350)
Accounts payable	-	605
Net cash used in operating activities	(25,521)	(30,276)

Financing activities:
Proceeds from the issuance of common stock	-	51,100
Net cash provided by financing activities	-	51,100

Net increase (decrease) in cash	(25,521)	20,824

Cash, beginning of period	46,345	-

Cash, end of period	$20,824	$20,824

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See the  accompanying notes to the unaudited condensed financial statements.

Active With Me, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)

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

Development Stage Company
The Company’s unaudited condensed financial statements are presented as those of a development stage company. Activities during the development stage primarily include equity based financing and implementation of the business plan. The Company has not generated revenues since inception.

The unaudited financial condensed statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The March 31, 2014 balance sheet has been derived from the audited financial statements of that date.

Note 2 Summary of Significant Accounting Policies

Cash and Cash Equivalents
Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At March 31, 2014 and June 30, 2013, the company had no cash equivalents.

Concentration of Risk
As of March 31, 2014 the Company maintained its cash account at one commercial bank.  The cash balance at March 31, 2014 was within the FDIC coverage of deposits totaling $250,000 per owner.

Risks and Uncertainties
The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates
Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America.

Net Loss per Share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of March 31, there were no common equivalent shares.

Research and Development Costs
The Company expenses research and development costs as incurred.

Note 3 Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company has a net loss of $3,491 and $25,171 for the three and nine months ended March 31, 2014.  The Company has net cash used in operations of $25,521 for the nine months ended March 31, 2014.  The Company has a net loss of $30,531 and net cash used in operations of $30,276 since inception on December 6, 2012 through March 31.  In addition, the Company is in the development stage and has not yet generated any revenues.  The Company is in the beginning stages of implementing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s last fiscal year ended June 30, 2013, the Company raised funds in anticipation of implementing its business plan.  The first phase of its business plan calls for the Company to begin development of its website which is still in the design stage and as such, no significant development has occurred as of March 31, 2014.  The Company has raised $51,100 since inception and has utilized those funds to primarily initially organize the Company and complete its business plan.  Upon commencement of its website development, the Company expects to raise additional funds however does not currently have any commitments to do so.  There are no assurances that the Company will be able to raise sufficient funds required to complete its websites or business plan or whether such raise will be on terms favorable to the Company.

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.  The Company has not established any source of revenue and has incurred an operating loss since inception.  Further, as of March 31, 2014, it is not certain whether the Company’s cash resources are sufficient to meet its ongoing business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 Loan Payable to Officer

On December 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company.  The loan is not secured, has no specific maturity date and the loan is expected to be repaid from future proceeds received by the Company.  There are no other terms to the loan. The balance of the loan is $605 as of March 31, 2014and June 30, 2013.

Note 5 Stock Holders Equity

Authorized Shares
The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock. As of March 31, 2014, there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of March 31, 2014, there are 3,305,000, shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares
During the period from December 6, 2012, to June 30, 2013, the Company issued 1,500,000 shares of its $.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $15,000.  There were no shares issued during the three months ended March 31, 2014.

During the period from December 6, 2012, to June 30, 2013, the Company issued 1,805,000 shares of its $.001 par value common stock for cash in the amount of $36,100 to 35 individual accredited investors. There were no shares issued during the three months ended March 31, 2014.

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

The initial phase of our plan of operations is the development of the website, including initial content. Expenses related to phase are expected to be approximately $20,000 and we expect to have this stage of the websites development completed by end of June 2014. The second phase of our plan of operations is the further development of the initial website and the hiring of 2 permanent employees. Because of the costs involved and the fact that the president will not be receiving a salary at this time, expenses related to this phase are expected to be the cost of hiring two employees at approximately $7,000 per month. The Company currently does not have sufficient capital to initiate this phase of its plan of operations. The third phase of our plan of operations is the ongoing development of the website including the building of marketing efforts. The implementation of this third phase is dependent on the success of the first two phases. The Company currently does not expect to have sufficient capital to proceed with this phase of its plan of operations. The Company currently does not have any arrangements for financing and may not be able to obtain financing when required. The Company believes the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of March 31, 2014, we had $20,824 cash on hand and $605 in liabilities.  Accordingly, our working capital position as of March 31, 2014 was $20,219.  Since our inception through March 31, 2014, we have incurred a net loss of $30,351.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed by the end of June 2014.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three and nine months ended March 31, 2014 are summarized as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2014	2014

Revenue	$-	$-
Total Expenses	$3,491	$25,171
Net Loss	$3,491	$25,171

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended March 31, 2014 are outlined in the table below:
	Three	Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2014	2014

General & Administrative	$3,491	$25,171

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $30,351 from inception on December, 2012 through the period ended March 31, 2014.  These operating expenses were composed of general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended March 31, 2014.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending March 31, 2014.

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

Date: May 15, 2014