Form 10-Q/A
period 2014-03-31
Active With Me Inc.
filed 2014-05-23
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment 1:
This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on May 20, 2014. No other material changes, revisions, or updates were made to the original amended filing.  A typographical error was corrected on the Statement of Operations.

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

ACTIVE WITH ME, INC.
(A Development Stage Company)
 CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
	Three Months Ended March 31,	Three Months Ended March 31,	Inception December 6, 2012 through March 31,
	2014	2013	2014

Revenue	-	-	-

Operating expenses:
General and administrative	$3,491	$4,305	$30,531

Total operating expenses	3,491	4,305	30,531

Loss from operations	(3,491)	(4,305)	(30,531)

Net loss	$(3,491)	$(4,305)	$(30,531)

Weighted average common shares
outstanding - basic and diluted	3,305,000	769,565	2,583,927

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

Date: May 23 , 2014