Form 10-K
period 2014-06-30
Active With Me Inc.
filed 2014-10-03
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-20800103

ACTIVE WITH ME INC.
(Exact name of registrant as specified in its charter)

Nevada	39-2080103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 Lakeshore Road
Sarnia, Ontario, Canada	N7X 1G4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 519-337-9048

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $66,100 based on a price of $0.02 per share, being the issue price per share of the last private placement of our company in May 2013. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,305,000 shares of common stock as of October 3, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable.

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty that we will not be able to generate revenues from our website;
●	risks related to the large number of established and well-financed entities that we are competing with;
●	risks related to the failure to successfully manage or achieve growth of our business; and
●	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and ”Active With Me”  mean Active With Me Inc., unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

General

Active With Me Inc. is a development stage company formed to create online resources that seamlessly offer travelers unique, highly relevant and user-friendly information on activity-based travel. It will be designed to fill a void in the marketplace by offering third-party content and information to visitors in their activity of choice, while also having the ability to offer links to related clubs and organizations that provide additional information, as well as the potential for interactive experiences. The Company’s website www.activewithme.com will be designed to offer a fundamentally different experience than any other offering in today’s market. The Company’s plan is to design its website centered purely on activities and offer an ability to quickly access relevant content to the particular activity of choice.

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

Government Regulation

Some electronic commerce activities are regulated by the Federal Trade Commission. These activities include the use of commercial e-mails, online advertising and consumer privacy. The Federal Trade Commission regulates all forms of advertising, including online advertising, and states that advertising must be truthful and non-deceptive. Safeguards will be put in place to protect consumers’ rights and privacy on our website.

Employees

We have no employees as of the date of this prospectus other than our president and secretary. We currently do not conduct business as we are only in the development stage of our company. We plan to conduct our business largely through the outsourcing of experts in each particular area of our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.    RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Amendment No. 2 to Form S-1 filed on December 5, 2013.

ITEM 2.       PROPERTIES.

Executive Offices

Our executive offices are located at 2005 Lakeshore Road, Sarnia, Ontario, Canada. Ms. Strangway, our president, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “ATVM.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since March 27, 2014. There have been no trades in our shares of common stock since March 27, 2014.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of October 3, 2014, there were 37 registered stockholders holding 3,305,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended June 30, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

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

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed by the end of October 2014.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$40,000 in connection with our development of our website and marketing efforts;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We require a minimum of approximately $50,000 to carry out our plan of operation over the next twelve months. As we had cash in the amount of $6,335 and working capital in the amount of $5,355 as of June 30, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2014 which are included herein.

Our operating results for the year ended June 30, 2014 and the period ended June 30, 2013 are summarized as follows:

	Year Ended	Period Ended
	June 30,	June 30,
	2014	2013

Revenue	$-	$-
Operating Expenses	40,035	5,360
Net Loss	$40,035	$5,360

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website is completed and operational.

Expenses

Our expenses for the year ended June 30, 2014 and the period ended June 30, 2013 are outlined in the table below:

	Year Ended	Period Ended
	June 30,	June 30,
	2014	2013

General & Administrative	$40,035	$5,360

Total Expenses	$40,035	5,360

General & Administrative expenses

The increase in our General & Administrative Expenses between June 30, 2013 and June 30, 2014 is associated with becoming a reporting issuer.

Liquidity And Capital Resources

Working Capital
	As at	As at	Percentage
	June 30, 2014	June 30, 2013	Increase / (Decrease)

Current Assets	$6,335	$46,345	(86.3%)
Current Liabilities	$980	$605	62%
Working Capital	$5,335	$45,740	(88.3%)

Cash Flows
	Year Ended June 30, 2014	Period Ended June30, 2013	Percentage Increase / (Decrease)

Cash used in Operating Activities	$40,010	$4,755	741.4%
Cash from Financing Activities	$-	$51,100	(100%)
Net Increase (Decrease) in Cash	$(40,010)	$46,345	(186.3%)

We anticipate that we will incur approximately $10,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $40,010 during the year ended June 30, 2014 and $4,755 during the period ended June 30, 2013. Cash used in operating activities was funded by cash from financing activities.

Cash from Financing Activities

We generated no cash from financing activities during the year ended June 30, 2014 compared to $51,100 generated from financing activities during the period ended June 30, 2013.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2014, our company has accumulated losses of $45,395 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended June 30, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Our directors have agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Active With Me, Inc.

We have audited the accompanying balance sheets of Active With Me Inc. (a development stage Company) as of June 30, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for the period from December 6, 2012 (from inception) through June 30, 2014. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active With Me, Inc. as of June 30, 2014 and 2013, and the results of its operations and the cash flows for the period from December 6, 2012 through June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirement through issuance of loan payable to officer. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia, LLP
Newport Beach
October 3, 2014

ACTIVE WITH ME, INC.
(A Development Stage Company)
 BALANCE SHEETS

	June 30,	June 30,
	2014	2013

Assets

Current assets
Cash and cash equivalents	$6,335	$46,345

Total current assets	6,335	46,345

Other assets	350	-

Total assets	6,685	46,345

Liabilities and Stockholders’ Defecit

Liabilities

Accounts payable	375	-
Loan payable to officer	605	605

Current liabilities	605	605

Total liabilities	980	605

Commitments and contingencies (Note 5)

Stockholders’ deficit

Preferred Stock, $.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-

Common Stock, $.001 par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	3,305	3,305

Additional paid in capital	47,795	47,795

Accumulated deficit	(45,395)	(5,360)

Stockholders’ deficit	5,705	45,740

Total liabilities and stockholders’ deficit	$6,685	$46,345

The accompanying notes are an integral part of these financial statements.

ACTIVE WITH ME, INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS

			Period From
	Twelve Months Ended June 30,	Period Ended June 30,	Inception December 6, 2012 through June 30,
	2014	2013	2014

Operating expenses:
General and administrative	$40,035	$5,360	$45,395

Total operating expenses	40,035	5,360	45,395

Net loss	$(40,035)	$(5,360)	$(45,395)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	3,305,000	1,509,293	2,686,891

The accompanying notes are an integral part of these financial statements.

ACTIVE WITH ME, INC.
(A Development Stage Company)
 STATEMENTS OF STOCKHOLDERS’ EQUITY

	$.001 Par Value		Additional		Total
	Common Stock		Paid-in		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity

Balance, December 6, 2012 (inception)	-	$-	$-	$-	$-

Issuance of common stock for cash to officer	1,500,000	1,500	13,500	-	15,000

Issuance of common stock for cash to third party investors	1,805,000	1,805	34,295	-	36,100

Net loss	-	-	-	(5,360)	(5,360)

Balance, June 30, 2013	3,305,000	3,305	47,795	(5,360)	45,740

Net loss	-	-	-	(40,035)	(40,035)

Balance, June 30, 2014	3,305,000	$3,305	$47,795	$(45,395)	$5,705

The accompanying notes are an integral part of these financial statements.

ACTIVE WITH ME, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Twelve Months Ended June 30, 2014	Period Ended June 30, 2013	Period From Inception, December 6, 2012, Through June 30, 2014

Operating activities:
Net loss	$(40,035)	$(5,360)	$(45,395)
Adjustments to reconcile net loss to cash used in operating activities:

Changes in operating assets and liabilities:
Other assets	(350)	-	(350)
Accounts payable	375	605	980

Net cash used in operating activities	(40,010)	(4,755)	(44,765)

Financing activities:
Proceeds from the issuance of common stock	-	51,100	51,100
Net cash provided by financing activities	-	51,100	51,100

Net increase (decrease) in cash and cash equivalents	(40,010)	46,345	6,335

Cash, beginning of period	46,345	-	-

Cash, end of period	$6,335	$46,345	$6,335

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Active With Me, Inc.
(A Development Stage Company)
 Notes to Financial Statements

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

Development Stage Company

The Company has been in the development stage since its formation on December 6, 2012. It has primarily engaged in raising capital to carry out its business plan. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its operating plan. The Company's ability to eliminate operating losses and to generate positive cash flows in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

The Company has not earned any revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Note 2 Summary of Significant Accounting Policies

Cash

Cash includes cash on deposit at banking institutions as well as highly liquid short-term investments, with original maturities of three months or less.

Concentration of Risk

As of June 30, 2014 the Company maintained its cash account at one commercial bank.  The cash balance at June 30, 2014 was within the FDIC coverage of deposits totaling $250,000 per owner.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of June 30, 2014 there were no common equivalent shares.

Research and Development Costs

The Company expenses research and development costs as incurred.

Note 3 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company, a Development Stage Company, has a deficit accumulated of $ 45,395 during the development stage as of June 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 Loan Payable to Officer

On December 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company.  The loan is not secured, has no specific maturity date and the loan is expected to be repaid from future proceeds received by the Company.  There are no other terms to the loan. The balance of the loan is $605 as of June 30, 2014 and June 30, 2013.

Note 5 Stockholders’ Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of June 30, 2014, there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of June 30, 2014, there are 3,305,000 shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares

During the period from December 6, 2012, to June 30, 2013, the Company issued 1,500,000 shares of its $.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $15,000.  There were no shares issued during the twelve months ended June 30, 2014.

During the period from December 6, 2012, to June 30, 2013, the Company issued 1,805,000 shares of its $.001 par value common stock for cash in the amount of $36,100 to 35 individual accredited investors.

Note 6 Recent Accounting Pronouncements, Not Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what material impacts it may have on the financial statements and related disclosures.

Note 7 Subsequent Events

Management has evaluated events through September 28, 2014, the date that the accompanying financial statements were issued, for transactions and other events that may require adjustment and/or disclosure. No material events were identified that require adjustment to the financial statements or additional disclosure.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2014.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at October 3, 2014, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) and Office(s) Held	Term of Office
Sheri Strangway	50	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	Since Inception To Present

Set forth below is a brief description of the background and business experience of our officers and directors.

Sheri Strangway has been the President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of Active With Me Inc. since its inception. Ms. Strangway has owned and operated Thread FX, an embroidery and promotional company since September 2002. She is responsible for designing and meeting budgetary goals, dealing with clients and training and overseeing staff. Ms. Strangway develops the creative and marketing strategies and is responsible for the day to day accounting. Ms. Strangway has also been a sales representative for Countrywide Landmark Realty Inc. since April 2008.

Ms. Strangway is not currently, nor has he ever been, a director of any other public company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the directors and officers described above.

Family Relationships

There are no family relationships between any of our officers and directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of the Company’s sole officer and director Sheri Strangway.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officers;
●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2014; and
●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended June 30, 2014 and 2013, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Sheri Strangway(1) President, Chief Executive Officer, Chief Financial Officer Secretary and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Sheri Strangway has been our president, chief executive officer, chief financial officer, secretary and a director since Inception.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2014, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended June 30, 2014 and Year End Option Values

There were no stock options exercised during the year ended June 30, 2014.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended June 30, 2014.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with our executive officers. Generally, Sheri Strangway provides her services on a part-time basis without compensation. Ms. Strangway has agreed not to charge any management fees during the current period in which we are developing our website.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of October 3, 2014 there were 3,305,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Sheri Strangway 2005 Lakeshore Rd Sarnia, ON, Canada N7X 1G4	1,500,000	45.39%

Common	Total all executive officers and directors	1,450,000	47.39%

Common	5% Shareholders
	None

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 3,305,000 shares of common stock issued and outstanding as of October 3, 2014.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended June 30, 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2014 and June 30, 2013 for professional services rendered by Anton & Chia, LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2014	Year Ended June 30, 2013

Audit Fees and Audit Related Fees	$1,248	$1,000
Tax Fees	-	-
All Other Fees	-	-
Total	$1,248	$1,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Anton & Chia, LLP, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Anton & Chia, LLP.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on September 9, 2013)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on September 9, 2013)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE WITH ME INC.

By:	/s/ Sheri Strangway
Sheri Strangway
President, Treasurer, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	October 3, 2014