Form 10-Q
period 2014-09-30
Active With Me Inc.
filed 2014-11-13
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2014

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to _____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,305,000 shares of common stock as of November 12, 2014.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Active With Me Inc. (the “Company”) for the three month period ended September 30, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at September 30, 2014 (unaudited) and June 30, 2014.

(b)	Unaudited Condensed Statements of Operations for the three months ended September 30, 2014 and 2013 and for the cumulative period from inception (December 6, 2012) through September 30, 2014.

(c)	Unaudited Condensed Statements of Cash Flows for the three months ended September 30, 2014 and 2013 and for the cumulative period from inception (December 6, 2012) through September 30, 2014.

(d)	Notes to Condensed Financial Statements (Unaudited)

ACTIVE WITH ME, INC.
CONDENSED UNAUDITED  BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$3,480	$6,335
Total current assets	3,480	6,335

Other assets	350	350
Total assets	$3,830	$6,685

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$950	$375
Loan payable to officer	605	605
Current liabilities	1,555	980
Total liabilities	1,555	980

Stockholders’ equity
Preferred stock, $ 0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock,$ 0.001; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	3,305	3,305
Additional paid in capital	47,795	47,795
Accumulated deficit	(48,825)	(45,395)
Stockholders’ equity	2,275	5,705

Total liabilities and stockholders’ equity	$3,830	$6,685

The accompanying notes to unaudited condensed financial statements are an integral part of this balance sheet.

ACTIVE WITH ME, INC.
CONDENSED UNAUDITED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Operating expenses:
General and administrative	$3,430	$7,463
Total operating expenses	3,430	7,463

Loss from operations	(3,430)	(7,463)

Net loss	$(3,430)	$(7,463)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	3,305,000	3,305,000

The accompanying notes to unaudited condensed financial statements are an integral part of this statement.

ACTIVE WITH ME, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Operating activities:
Net loss	$(3,430)	$(7,463)

Changes in operating assets and liabilities:
Other assets	-	(927)
Accounts payable	575	-

Net cash used in operating activities	(2,855)	(8,390)

Net decrease in cash and cash equivalents	(2,855)	(8,390)

Cash, beginning of period	6,335	46,345

Cash, end of period	$3,480	$37,955

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to unaudited condensed financial statements are an integral part of this statement.

Active With Me, Inc.
Condensed  Notes to Financial Statements (Unaudited)
For the three months ended September 30, 2014 and 2013

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

Note 2 Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At September 30, 2014, the company had no cash equivalents.

Concentration of Risk

As of September 30, 2014, the Company maintained its cash account at one commercial bank.  The cash balance at September 30, 2014, was within the FDIC coverage of deposits totaling $250,000 per owner.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2014, there were no common equivalent shares.

Research and Development Costs

The Company expenses research and development costs as incurred.

Active With Me, Inc.
Condensed  Notes to Financial Statements (Unaudited)
For the three months ended September 30, 2014 and 2013

Note 3 Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company, has a deficit accumulated of $ 48,825 during the as of June 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 Loan Payable to Officer

On December 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company.  The loan is not secured, has no specific maturity date and the loan is expected to be repaid from future proceeds received by the Company.  There are no other terms to the loan. The balance of the loan is $605 as of September 30, 2014 and June 30, 2014.

Note 5 Stock Holders Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of September, 2014 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $ 0.001 par value common stock. As of September 30, 2014, there are 3,305,000, shares of $0.001 par value common stock issued and outstanding.

Note 6 Recent Accounting Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Active With Me, Inc.
Condensed  Notes to Financial Statements (Unaudited)
For the three months ended September 30, 2014 and 2013

Note 7 Subsequent Events

Management has evaluated events through November 12, 2014, the date that the accompanying unaudited condensed financial statements were issued, for transactions and other events that may require adjustment and/or disclosure. No material events were identified that require adjustment to the financial statements or additional disclosure.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of September 30, 2014, we had $3,480 cash on hand and $1,555 in liabilities.  Accordingly, our working capital position as of September 30, 2014 was $1,925.  Since our inception through September 30, 2014, we have incurred a net loss of $48,825.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed by the end of 2014.

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

The Company does not currently have sufficient capital for this phase of its plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three months ended September 30, 2014 and 2013 are summarized as follows:
	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2014	2013

Revenue	$-	$-
Total Expenses	$3,430	$7,463
Net Loss	$3,430	$7,463

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended September 30, 2014 and 2013 are outlined in the table below:
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2014	2013

General & Administrative	$3,430	7,463

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $48,825 from inception on December, 2012 through the period ended September 30, 2014.  These operating expenses were composed of general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2014.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending September 30, 2014.

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

Date: November 12, 2014