Form 10-Q
period 2014-12-31
Active With Me Inc.
filed 2015-02-17
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,305,000 shares of common stock as of February 12, 2015.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Active With Me Inc. (the “Company”) for the six month period ended December 31, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at December 31, 2014 (unaudited) and June 30, 2014.

(b)	Unaudited Condensed Statements of Operations for the three and six months ended December 31, 2014 and 2013

(c)	Unaudited Condensed Statements of Cash Flows for the three and six months ended December 31, 2014 and 2013

(d)	Notes to Condensed Interim Financial Statements (Unaudited)

ACTIVE WITH ME, INC.
CONDENSED UNAUDITED BALANCE SHEETS

	December 31,	June 30,
	2014 (Unaudited)	2014 (Audited)

Assets
Current assets
Cash	$858	$6,335

Total current assets	858	6,335

Other assets	350	350

Total assets	$1,208	$6,685

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$-	$375
Loan payable to officer and shareholder	2,605	605
Current liabilities	2,605	980
Total liabilities	2,605	980

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	3,305	3,305
Additional paid in capital	47,795	47,795
Accumulated deficit	(52,497)	(45,395)
Stockholders’ equity (deficit)	(1,397)	5,705
Total liabilities and stockholders’ equity (deficit)	$1,208	$6,685

The accompanying notes to unaudited condensed interim financial statements are an integral part of this balance sheet.

ACTIVE WITH ME, INC.
CONDENSED UNAUDITED STATEMENT OF OPERATIONS

	Three	Three	Six	Six
	Months Ended December 31,	Months Ended December 31,	Months Ended December 31,	Months Ended December 31,
	2014	2013	2014	2013

Operating expenses:
General and administrative	$3,672	$14,217	$7,102	$21,680

Total operating expenses	3,672	14,217	7,102	21,680

Loss from operations	(3,672)	(14,217)	(7,102)	(21,680)

Net loss	$(3,672)	$(14,217)	$(7,102)	$(21,680)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average common shares
outstanding - basic and diluted	3,305,000	3,305,000	3,305,000	3,305,000

The accompanying notes to unaudited condensed interim financial statements are an integral part of this statement.

ACTIVE WITH ME, INC.
 CONDENSED UNAUDITED STATEMENT OF CASH FLOWS

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

Operating activities:
Net loss	$(7,102)	$(21,680)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Other assets	-	(350)
Accounts payable	(375)	650
Net cash used in operating activities	(7,477)	(21,380)

Financing activities:
Proceeds from loan from shareholder	2,000	-
Net cash provided by financing activities	2,000	-

Net decrease in cash	(5,477)	(21,380)

Cash, beginning of period	6,335	46,345

Cash, end of period	$858	$24,965

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

The accompanying notes to unaudited condensed interim financial statements are an integral part of this statement.

Active With Me, Inc.
Notes to Condensed Unaudited Interim Financial Statements

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

Note 2 Summary of Significant Accounting Policies

Cash and Concentration of Risk
As of December 31, 2014, the Company maintained its cash account at one commercial bank.  The cash balance at December 31, 2014, was within the FDIC coverage of deposits totaling $250,000 per owner.

Risks and Uncertainties
The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates
Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States of America.

Net Loss per Share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of December 31, 2014, there were no common equivalent shares.

Research and Development Costs
The Company expenses research and development costs as incurred.

Note 3 Going Concern

The accompanying condensed unaudited interim financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company, has a deficit accumulated of $ 52,497 as of December 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed unaudited financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 Loan Payable to Officer and Shareholder

On December 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company. On December 12, 2014, the Company received from a shareholder, a loan of $2,000 which such proceeds were utilized to pay for operational expenses of the Company. The loan is not secured, has no specific maturity date and the loan is expected to be repaid from future proceeds received by the Company.  There are no other terms to the loan. The balance of the loan is $2,605 and $ 605 as of December 31, 2014 and June 30, 2014, respectively.

Note 5 Stockholders’ Deficit

Authorized Shares
The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of December 31, 2014 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of December 31, 2014, there are 3,305,000, shares of $0.001 par value common stock issued and outstanding.

Note 6 Commitments

As of December 31, 2014, the Company has not entered into any material operating leases or other financial commitments.

Note 7 Recent Accounting Pronouncements

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

Note 8 Subsequent Events

Management has evaluated events through February 12, 2015, the date that the accompanying unaudited condensed financial statements were issued, for transactions and other events that may require adjustment and/or disclosure. No material events were identified that require adjustment to the financial statements or additional disclosure.

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

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of December 31, 2014, we had $858 cash on hand and $2,605 in liabilities.  Accordingly, our working capital position as of December 31, 2014 was a deficit of $1,747.  Since our inception through December 31, 2014, we have incurred a net loss of $52,497.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Our Plan of Operations

The Company is a development stage company with limited funding.   Therefore, development will occur in several phases, as follows:

Early Stage Development

Early stage development of the website will include the design of initial content. Design and construct the initial beta website, populate the site with activity-based content for a particular region (we have yet to determine the best region to start with), develop the site graphics including branding and Company logo (the logo has been designed), and test market the site with friends and others and revise as appropriate.

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed by the Spring of 2015.

The Company is currently working with Adam Schnare, a freelance webpage and application designer and developer. Mr. Schnare has training in Visual basics.NET, Java, Webmatrix, Fusebox and Webplus along with other development software. Mr. Schnare has over 15 years’ experience with website design and launch and over 10 years’ experience with application development.

Further development of the website

The initial live website will be focused on major US points of interest. The Company expects the further development to require the hiring of an initial two permanent employees. This second phase of the operating plan would principally be devoted to establishing a significant presence in the market with as much information on as many areas of interest as possible.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three and six months ended December 31, 2014 and 2013 are summarized as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-
Total Expenses	$3,672	$14,217	$7,102	$21,680
Net Loss	$3,672	$14,217	$7,102	$21,680

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and six months ended December 31, 2014 and 2013 are outlined in the table below:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

General & Administrative	$3,672	$14,217	$7,102	$21,680

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $52,497 from inception on December 6, 2012 through the period ended December 31, 2014.  These operating expenses were composed of general and administrative expenses.

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

We completed an offering of 1,805,000 shares of our common stock at a price of $0.02 per share to a total of thirty six (36) purchasers on May 27, 2013.  The total amount we received from this offering was $36,100. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant to Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.       Controls and Procedures

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

Item 4(t).    Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 2 to Form S-1 filed on December 5, 2013.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2014.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending December 31, 2014.

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

Date: February 12, 2015