Form 10-Q
period 2015-03-31
Active With Me Inc.
filed 2015-05-14
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,305,000 shares of common stock as of May 12, 2015.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Active With Me Inc. (the “Company”) for the nine month period ended March 31, 2015 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at March 31, 2015 (unaudited) and June 30, 2014 (audited)

(b)	Condensed Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (Unaudited)

(c)	Condensed Statements of Cash Flows for the three and nine months ended March 31, 2015 and 2014 (Unaudited)

(d)	Notes to Condensed Interim Financial Statements (Unaudited)

ACTIVE WITH ME, INC.
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2015 (Unaudited)	2014 (Audited)

Assets

Current assets
Cash	$1,722	$6,335
Total current assets	1,722	6,335

Other assets	350	350

Total assets	$2,072	$6,685

Liabilities and Stockholders’ (Deficit) Equity

Liabilities
Accounts payable	$2,792	$375
Loan payable to officer and shareholder	7,236	605
Current liabilities	10,028	980
Total liabilities	10,028	980

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding
as of March 31, 2015 and June 30, 2014	-	-
Common stock, $0.001 par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding
as of March 31, 2015 and June 30, 2014	3,305	3,305
Additional paid in capital	47,795	47,795
Accumulated deficit	(59,056)	(45,395)
Stockholders’ (deficit) equity	(7,956)	5,705

Total liabilities and stockholders’ (deficit) equity	$2,072	$6,685

The accompanying notes to unaudited condensed financial statements are an integral part of this balance sheet.

ACTIVE WITH ME, INC.
(UNAUDITED) CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2015	2014	2015	2014

Operating expenses:
General and administrative	$6,559	$3,491	$13,661	$25,171
Total operating expenses	6,559	3,491	13,661	25,171

Loss from operations	(6,559)	(3,491)	(13,661)	(25,171)

Net loss	$(6,559)	$(3,491)	$(13,661)	$(25,171)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	(.01)

Weighted average common shares
outstanding - basic and diluted	3,305,000	3,305,000	3,305,000	3,305,000

The accompanying notes to unaudited condensed financial statements are an integral part of this statement.

ACTIVE WITH ME, INC.
 (UNAUDITED) CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014

Operating activities:
Net loss	$(13,661)	$(25,171)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Other assets	-	(350)
Accounts payable	2,417	-
Net cash used in operating activities	(11,244)	(25,521)

Financing activities:
Proceeds from loan from officer and shareholder	6,631	-
Net cash provided by financing activities	6,631	-

Net decrease in cash	(4,613)	(25,521)

Cash, beginning of period	6,335	46,345

Cash, end of period	$1,722	$20,824

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

The accompanying notes to unaudited condensed financial statements are an integral part of this statement.

Active With Me, Inc.
Notes to (Unaudited) Condensed Financial Statements

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

Note 2  Summary of Significant Accounting Policies

Cash

Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At March 31, 2015, the company had no cash equivalents.

Concentration of Risk

As of March 31, 2015, the Company maintained its cash account at one commercial bank.  The cash balance at March 31, 2015, was within the FDIC coverage of deposits totaling $250,000 per owner.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of March 31, 2015, there were no common equivalent shares.

Research and Development Costs

The Company expenses research and development costs as incurred.

Note 3  Going Concern

The accompanying condensed unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company, has a deficit accumulated of $ 59,056 as of March 31, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed unaudited financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 Loan Payable to Officer and Shareholder

On December 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company.  During the nine months ended March 31, 2015, the Company received from its sole Director, President and shareholder an additional loan of $4,631, which such proceeds were utilized to pay for initial organization costs of the Company. During the nine months ended March 31, 2015, the Company received from another shareholder, in the aggregate amount of $2,000, which such proceeds were utilized to pay for operational expenses of the Company. The loans are not secured, has no specific maturity dates and the loans are expected to be repaid from future proceeds received by the Company.  There are no other terms to the loans. The balance of the loan payable to officer and shareholder in aggregate are $7,236 and $605, as of March 31, 2015 and June 30, 2014, respectively.

Note 5 Stockholders Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $0.001 par value preferred stock.  As of March 31, 2015 and June 30, 2014, there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $0.001 par value common stock. As of March 31, 2015 and June 30, 2014, there are 3,350,000, shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares

During the period from December 6, 2012, to June 30, 2013, the Company issued 1,500,000 shares of its $.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $15,000.  There were no shares issued during the nine months ended March 31, 2015.

During the period from December 6, 2012, to June 30, 2013, the Company issued 1,805,000 shares of its $.001 par value common stock for cash in the amount of $36,100 to 35 individual accredited investors. There were no shares issued during the nine months ended March 31, 2015.

Note 6  Commitments

As of March 31, 2015, the Company has not entered into any material operating leases or other financial commitments.

Note 7  Recent Accounting Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company adopted ASU 2014-10 since the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in this Note 3 – Going Concern.

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

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of March 31, 2015, we had $1,722 cash on hand and $10,028 in liabilities.  Accordingly, our working capital position as of March 31, 2015 was a deficit of $8,306.  Since our inception through March 31, 2015, we have incurred a net loss of $59,056.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed in the Spring of 2015.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three and nine months ended March 31, 2015 and 2014 are summarized as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Total Expenses	6,559	3,491	13,661	25,171
Net Loss	$6,559	$3,491	$13,661	$25,171

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended March 31, 2015 and 2014 are outlined in the table below:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General & Administrative	$6,559	$3,491	$13,661	$25,171

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $59,056 from inception on December 6, 2012 through the period ended March 31, 2015.  These operating expenses were composed of general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by loan from officer and shareholder and equity investment. All of our equity funding has come from a private placement of our securities.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Post-Effective Amendment No. 1 to Form S-1 filed on March 10, 2015.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended March 31, 2015.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending March 31, 2015.

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

Date:  May 14, 2015