Form 10-K
period 2015-06-30
Active With Me Inc.
filed 2015-09-30
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,305,000 shares of common stock as of September 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

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

ITEM 1.       BUSINESS

General

Active With Me Inc. is a company formed to create online resources that seamlessly offer travelers unique, highly relevant and user-friendly information on activity-based travel. It will be designed to fill a void in the marketplace by offering third-party content and information to visitors in their activity of choice, while also having the ability to offer links to related clubs and organizations that provide additional information, as well as the potential for interactive experiences. The Company’s website www.activewithme.com will be designed to offer a fundamentally different experience than any other offering in today’s market. The Company’s plan is to design its website centered purely on activities and offer an ability to quickly access relevant content to the particular activity of choice.

We cannot commence business operations on our website until its completion. The website has not yet been developed, and substantial additional development work and funding will be required before the website can be fully operational.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the OTC Markets – OTC Pink Current under the trading symbol “ATVM”. Our shares have been quoted on the OTC Markets – OTC Pink Current since March 27, 2014. There have been no trades in our shares of common stock since March 27, 2014.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of September 28, 2015, there were 37 registered stockholders holding 3,305,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended June 30, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2015.

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

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed by the end of 2015.

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

We require a minimum of approximately $50,000 to carry out our plan of operation over the next twelve months. As we had cash in the amount of $35 and a working capital deficiency in the amount of ($11,402) as of June 30, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2015 which are included herein.

Our operating results for the years ended June 30, 2015 and, 2014 are summarized as follows:
	Year Ended June 30, 2015	Year Ended June 30, 2014

Revenue	$-	$-
Operating Expenses	16,757	40,035
Net Loss	$(16,757)	$(40,035)

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website is completed and operational.

Expenses

Our expenses for the year ended June 30, 2015 and the year  ended June 30, 2014 are outlined in the table below:
	Year Ended	Year Ended
	June 30,	June 30,
	2015	2014

General & Administrative	$16,757	$40,035
Total Expenses	$16,757	40,035

General & Administrative expenses

The decrease in our General & Administrative Expenses between June 30, 2014 and June 30, 2015 is associated with the cost of becoming a reporting issuer in the prior year.

Liquidity And Capital Resources

Working Capital
	As at	As at	Percentage
	June 30, 2015	June 30, 2014	Increase / (Decrease)

Current Assets	$35	$6,335	(99.4%)
Current Liabilities	$11,437	$980	934.2%
Working Capital (Deficiency)	$(11,402)	$5,335	N/A

Cash Flows
	Year Ended June 30, 2015	Year Ended June 30, 2014	Percentage Increase / (Decrease)

Cash used in Operating Activities	$(12,931)	$(40,010)	(67.7%)
Cash from Financing Activities	$6,631	$-	100%
Net Increase (Decrease) in Cash	$(6,300)	$(40,010)	N/A

We anticipate that we will incur approximately $10,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $12,931 during the year ended June 30, 2015 and $40,010 during the year  ended June 30, 2014. Cash used in operating activities was funded by cash from financing activities.

Cash from Financing Activities

We generated $6,631 cash from a shareholder loan during the year ended June 30, 2015 compared to not generating any cash from financing activities during the year ended June 30, 2014.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2015, our company has an accumulated deficit of $62,152. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended June 30, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Active With Me, Inc.

We have audited the balance sheets of Active With Me, Inc. (the “Company”) as of June 30, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States.

The financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in Note 3 to the financial statements, the Company incurred an accumulated deficit of $62,152 as of June 30, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, California

September 28, 2015

ACTIVE WITH ME, INC.
BALANCE SHEETS

	June 30,	June 30,
	2015	2014

Assets

Current assets
Cash	$35	$6,335

Total current assets	35	6,335

Other assets	350	350

Total assets	$385	$6,685

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$4,201	$375
Loan payable to related parties	7,236	605

Current liabilities	11,437	980
Total liabilities	$11,437	$980

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred Stock, $.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common Stock, $.001 par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	3,305	3,305
Additional paid in capital	47,795	47,795
Accumulated deficit	(62,152)	(45,395)

Stockholders’ equity (deficit)	(11,052)	5,705

Total liabilities and stockholders’ equity (deficit)	$385	$6,685

The accompanying notes are
an integral part of these financial statements.

ACTIVE WITH ME, INC.
STATEMENTS OF OPERATIONS

	Year Ended June 30,	Year Ended June 30,
	2015	2014

Operating expenses:
General and administrative	$16,757	$40,035

Total operating expenses	16,757	40,035

Net loss	$(16,757)	$(40,035)

Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted average common shares
outstanding - basic and diluted	3,305,000	3,305,000

The accompanying notes are
an integral part of these financial statements.

ACTIVE WITH ME, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended June 30, 2015 and June 30, 2014

	$.001 Par Value		Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Equity (Deficit)

Balance, July 1, 2014	3,305,000	$3,305	$47,795	$(5,360)	$45,740

Net loss	-	-	-	(40,035)	(5,360)

Balance, June 30, 2014	3,305,000	3,305	47,795	(45,395)	5,705

Net loss	-	-	-	(16,757)	(16,757)

Balance, June 30, 2015	3,305,000	$3,305	$47,795	$(62,152)	$(11,052)

The accompanying notes are
an integral part of these financial statements.

ACTIVE WITH ME, INC.
STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2015	Year Ended June 30, 2014

Operating activities:
Net loss	$(16,757)	$(40,035)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Other assets	-	(350)
Accounts payable	3,826	375
Net cash used in operating activities	(12,931)	(40,010)

Financing activities:
Proceeds from loan payable – related parties	6,631	-
Net cash provided by financing activities	6,631	-

Net decrease in cash	(6,300)	(40,010)

Cash, beginning of year	6,335	46,345

Cash, end of year	$35	$6,335

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

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

Note 2  Summary of Significant Accounting Policies

Cash

Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At June 30, 2015 and June 30, 2014, the company had no cash equivalents.

Concentration of Risk

As of June 30, 2015 the Company maintained its cash account at one commercial bank.  The cash balance at June 30, 2015 was within the FDIC coverage of deposits totaling $250,000 per owner.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these  financial statements in conformity with accounting principles generally accepted in the United States of America.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of June 30, 2015 and 2014 there were no common equivalent shares.

Research and Development Costs

The Company expenses research and development costs as incurred.

Note 3  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company, has an accumulated deficit of $ 62,152 as of June 30, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4  Loan Payable  - Related Parties

On December 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company.  During the year ended June 30, 2015, the Company received from its sole Director, President and shareholder an additional loan of $2,631, which such proceeds were utilized to pay for additional operating expenses of the Company.  During the year ended June 30, 2015, the Company received from another shareholder, in the aggregate amount of $4,000, which such proceeds were utilized to pay for operational expenses of the Company. The loans are not secured, have no specific maturity dates and the loans are expected to be repaid from future proceeds received by the Company.  There are no other terms to the loans. The balance of the loan payable to officer and shareholder in aggregate are $7,236 and $605, as of June 30, 2015 and June 30, 2014, respectively.

Note 5  Stockholders’ Equity (Deficit)

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $0.001 par value preferred stock.  As of June 30, 2015 and June 30, 2014, there was no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $0.001 par value common stock.   As of June 30, 2015 and June 30, 2014, there were 3,305,000, shares of $0.001 par value common stock issued and outstanding.

Note 6  Commitments

As of June 30, 2015, the Company had not entered into any material operating leases or other financial commitments.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was ineffective as of June 30, 2015.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at September 28, 2015, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) and Office(s) Held	Term of Office
Sheri Strangway	51	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	Since Inception To Present

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

ITEM 11.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officers;
●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2015; and
●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended June 30, 2015, 2014 and 2013, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Sheri Strangway(1) President, Chief Executive Officer, Chief Financial Officer Secretary and Director	2015 2014 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Sheri Strangway has been our president, chief executive officer, chief financial officer, secretary and a director since Inception.

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2015, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended June 30, 2015 and Year End Option Values

There were no stock options exercised during the year ended June 30, 2015.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended June 30, 2015.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 28, 2015 there were 3,305,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)	The percentage of class is based on 3,305,000 shares of common stock issued and outstanding as of September 28, 2015.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended June 30, 2015, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2015 and June 30, 2014 for professional services rendered by Anton & Chia, LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2015	Year Ended June 30, 2014

Audit Fees and Audit Related Fees	$10,920	$1,248
Tax Fees	-	-
All Other Fees	-	-
Total	$10,920	$1,248

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

ACTIVE WITH ME INC.

By	/s/ Sheri Strangway
Sheri Strangway
President, Treasurer, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	September 28, 2015