Form 10-Q
period 2015-09-30
Active With Me Inc.
filed 2015-11-16
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2015

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,305,000 shares of common stock as of November 16, 2015.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following interim unaudited condensed financial statements of Active With Me Inc. (the “Company”) for the three month period ended September 30, 2015 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at September 30, 2015 (unaudited) and June 30, 2015 (audited)

(b)	Condensed Statements of Operations for the three months ended September 30, 2015 and 2014 (Unaudited)

(c)	Condensed Statements of Cash Flows for the three months ended September 30, 2015 and 2014 (Unaudited)

(d)	Notes to Unaudited Condensed Interim Financial Statements

ACTIVE WITH ME, INC.
(UNAUDITED) CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2015	2015

Assets

Current assets
Cash	$1,733	$35

Total current assets	1,733	35

Other assets	350	350

Total assets	$2,083	$385

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable	$3,874	$4,201
Loan payable to officer and shareholder	10,236	7,236

Current liabilities	14,110	11,437
Total liabilities	14,110	11,437

Stockholders’ deficit
Preferred stock, $.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	3,305	3,305
Additional paid in capital	47,795	47,795
Accumulated deficit	(63,127)	(62,152)

Stockholders’ deficit	(12,027)	(11,052)

Total liabilities and stockholders’ deficit	$2,083	$385

The accompanying notes are
an integral part of these unaudited condensed interim financial statements

ACTIVE WITH ME, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Operating expenses:
General and administrative	$975	$3,430

Total operating expenses	975	3,430

Loss from operations	(975)	(3,430)

Net loss	$(975)	$(3,430)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	3,305,000	3,305,000

The accompanying notes are
an integral part of these unaudited condensed interim financial statements

ACTIVE WITH ME, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Operating activities:
Net loss	$(975)	$(3,430)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(327)	575
Net cash used in operating activities	(1,302)	(2,855)

Financing activities:
Proceeds from loan payable to officer and shareholder	3,000	-
Net cash provided by financing activities	3,000	-

Net increase (decrease) in cash	1,698	(2,855)

Cash, beginning of period	35	6,335

Cash, end of period	$1,733	$3,480

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are
an integral part of these unaudited condensed interim financial statements

Active With Me, Inc.
Notes to unaudited condensed financial statements

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

Note 2 Summary of Significant Accounting Policies

Cash

Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At September 30, 2015, the company had no cash equivalents.

Concentration of Risk

As of September 30, 2015, the Company maintained its cash account at one commercial bank.  The cash balance at September 30, 2015, was within the FDIC coverage of deposits totaling $250,000 per owner.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2015, there were no common equivalent shares.

Research and Development Costs

The Company expenses research and development costs as incurred.

Note 3 Going Concern

The accompanying condensed unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company, has a deficit accumulated of $ 63,127 as of September 30, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 Loan Payable to Officer and Shareholder

On December 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company. During the year ended June 30, 2015, the Company received from its sole Director, President and shareholder an additional loan of $2,631, which such proceeds were utilized to pay for additional operating expenses of the Company. During the year ended June 30, 2015, the Company received from another shareholder, in the aggregate amount of $4,000, which such proceeds were utilized to pay for operational expenses of the Company. During the three months ended September 30, 2015, the Company received from an independent shareholder, in the aggregate amount of $3,000, which such proceeds were utilized to pay for operational expenses of the Company. The loans are not secured, have no specific maturity dates and the loans are expected to be repaid from future proceeds received by the Company. There are no other terms to the loans. The balance of the loan payable to officer and shareholder in aggregate are $10,236 and $7,236, as of September 30, 2015 and June 30, 2015, respectively.

Note 5 Stock holders’ Deficit

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of September, 2015, there was no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of September 30, 2015, there were 3,050,000, shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares

Since inception, the Company issued 1,500,000 shares of its $.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $15,000.  There were no shares issued during the three months ended September 30, 2015.

Since inception, the Company issued 1,805,000 shares of its $.001 par value common stock for cash in the amount of $36,100 to 35 individual accredited investors. There were no shares issued during the three months ended September 30, 2015.

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

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of September 30, 2015, we had $1,733 cash on hand and $14,110 in liabilities.  Accordingly, our working capital position as of September 30, 2015 was a deficit of $12,377.  Since our inception through September 30, 2015, we have incurred a net loss of $63,127.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed in the end of 2015.

The Company is currently working with Adam Schnare, a freelance webpage and application designer and developer. Mr. Schnare has training in Visual basics.NET, Java, Webmatrix, Fusebox and Webplus along with other development software. Mr. Schnare has over 15 years’ experience with website design and launch and over 10 years’ experience with application development.

Further development of the website

The initial live website will be focused on major US points of interest. The Company expects the further development to require the hiring of an initial two permanent employees. This second phase of the operating plan would principally be devoted to establishing a significant presence in the market with as much information on as many areas of interest as possible
Because of the costs involved and the fact that the president will not be receiving a salary at this time, expenses related to this phase are expected to be related to the costs of hiring two employees, approximately $7,000 per month. The Company currently does not have sufficient capital to initiate this phase of its plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three months ended September 30, 2015 and 2014 are summarized as follows:
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Total Expenses	975	3,430
Net Loss	$975	$3,430

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended September 30, 2015 and 2014 are outlined in the table below:
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
	(Unaudited)	(Unaudited)

General & Administrative	$975	$3,430

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $63,127 from inception on December 6, 2012 through the period ended September 30, 2015.  These operating expenses were composed of general and administrative expenses.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 4.     Controls and Procedures

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the

Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Item 4(t).Controls and Procedures

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1(a).  Risk Factors

There have been no changes to our risk factors from those disclosed in our Post-Effective Amendment No. 1 to Form S-1 filed on March 10, 2015.

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2015.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended September 30, 2015.

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

Date: November 16, 2015