Form 10-Q/A
period 2015-09-30
Active With Me Inc.
filed 2015-11-18
CIK 1582249

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on November 16, 2015. Other than typographical error corrections on the Balance Sheet and Note 5, no other changes, revisions, or updates were made to the original amended filing.

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

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of September 30, 2015, there were 3, 305 ,000, shares of $0.001 par value common stock issued and outstanding.

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

Date: November 18 , 2015