Form 10-Q
period 2015-12-31
Active With Me Inc.
filed 2016-02-17
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,305,000 shares of common stock as of February 16, 2016.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following interim unaudited condensed financial statements of Active With Me Inc. (the “Company”) for the six month period ended December 31, 2015 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at December 31, 2015 (unaudited) and June 30, 2015 (audited)

(b)	Condensed Statements of Operations for the three and six months ended December 31, 2015 and 2014 (Unaudited)

(c)	Condensed Statements of Cash Flows for the three and six months ended December 31, 2015 and 2014 (Unaudited)

(d)	Notes to Unaudited Condensed Interim Financial Statements

ACTIVE WITH ME, INC.
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$134	$35

Total current assets	134	35

Other assets	350	350

Total assets	$484	$385

Liabilities and Stockholders’ Deficit

Liabilities

Accounts payable	$6,506	$4,201
Loan payable to officer and shareholder	10,236	7,236
Current liabilities	16,742	11,437
Total liabilities	16,742	11,437

Stockholders’ deficit

Preferred stock, $.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	3,305	3,305
Additional paid in capital	47,795	47,795
Accumulated deficit	(67,358)	(62,152)
Stockholders’ deficit	(16,258)	(11,052)

Total liabilities and stockholders’ deficit	$484	$385

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ACTIVE WITH ME, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended December 31,	Ended December 31,	Ended December 31,	Ended December 31,
	2015	2014	2015	2014

Operating expenses:
General and administrative	$4,231	$3,672	$5,206	$7,102

Total operating expenses	4,231	3,672	5,206	7,102

Loss from operations	(4,231)	(3,672)	(5,206)	(7,102)

Net loss	$(4,231)	$(3,672)	$(5,206)	$(7,102)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average common shares
outstanding - basic and diluted	3,305,000	3,305,000	3,305,000	3,305,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ACTIVE WITH ME, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014

Operating activities:
Net loss	$(5,206)	$(7,102)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,305	(375)
Net cash used in operating activities	(2,901)	(7,477)

Financing activities:
Proceeds from loan payable to officer and shareholder	3,000	2,000
Net cash provided by financing activities	3,000	2,000

Net increase (decrease) in cash and cash equivalents	99	(5,477)

Cash, beginning of period	35	6,335

Cash, end of period	$134	$858

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Note 2 Summary of Significant Accounting Policies

Cash

Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At December 31, 2015, the company had no cash equivalents.

Concentration of Risk

As of December 31, 2015, the Company maintained its cash account at one commercial bank.  The cash balance at December 31, 2015, was within the FDIC coverage of deposits totaling $250,000 per owner.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could be different from their estimates.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of December 31, 2015, there were no common equivalent shares.

Research and Development Costs

The Company expenses research and development costs as incurred.

Note 3 Going Concern

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $ 67,358 as of December 31, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed unaudited financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 Loan Payable to Officer and Shareholder

As of June 30, 2015, the loan from the Company‘s sole Director, President and shareholder totaled $7,236, which such proceeds were utilized to pay for the operating expenses of the Company through the year ended June 30, 2015.  As of December 31, 2015, the Company received an additional $3,000 loan from another shareholder. Such proceeds were utilized to pay for operational expenses of the Company. The loans are not secured, are due on demand and are expected to be repaid from future proceeds received by the Company.  The balance of the loan payable to officer and shareholder in aggregate are $10,236 and $7,236, as of December 31, 2015 and June 30, 2015, respectively. As of December 31, 2015 and to the date the financial statements are ready to be issued, there is no demand from Officer and shareholder to repay the loans.

Note 5 Stockholders’ Deficit

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of December 31, 2015 there was no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of December 31, 2015 and June 30, 2015, there were 3,305,000, shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares

Since inception, the Company issued 1,500,000 shares of its $.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $15,000.  There were no shares issued during the three months ended December 31, 2015.

Since inception, the Company issued 1,805,000 shares of its $.001 par value common stock for cash in the amount of $36,100 to 35 individual accredited investors. There were no shares issued during the three months ended December 31, 2015.

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

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of December 31, 2015, we had $134 cash on hand and $16,742 in liabilities.  Accordingly, our working capital position as of December 31, 2015 was a deficit of $16,608.  Since our inception through December 31, 2015, we have incurred a acumulated deficit of $67,358.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Our Plan of Operations

The Company is a development stage company with limited funding.   Therefore, development will occur in several phases, as follows:

Early Stage Development

Early stage development of the website will include the design of initial content, design and construction of the initial beta website, populate the site with activity-based content for a particular region (we have yet to determine the best region to start with), develop the site graphics including branding and Company logo (the logo has been designed), and test market the site with friends and others and revise as appropriate.

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed in the spring of 2016.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three and six months ended December 31, 2015 and 2014 are summarized as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Total Expenses	4,231	3,672	5,206 7,102
Net Loss	$4,231	$3,672	$5,206	$7,102

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Expenses

Our expenses for the three and six months ended December 31, 2015 and 2014 are outlined in the table below:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General & Administrative	$4,231	$3,672	$5,206	$7,102

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $67,358 from inception on December 6, 2012 through the period ended December 31, 2015.  These operating expenses were composed of general and administrative expenses.

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

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended December 31, 2015.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the six months ended December 31, 2015.

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

Date: February 16, 2016