Form 10-Q
period 2016-03-31
Active With Me Inc.
filed 2016-05-20
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,305,000 shares of common stock as of May 13, 2016.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Active With Me Inc. (the “Company”) for the nine month period ended March 31, 2016 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at March 31, 2016 (unaudited) and June 30, 2015 (audited)

(b)	Condensed Statements of Operations for the three and nine months ended March 31, 2016 and 2015 (Unaudited)

(c)	Condensed Statements of Cash Flows for the nine months ended March 31, 2016 and 2015 (Unaudited)

(d)	Notes to Unaudited Condensed Interim Financial Statements

ACTIVE WITH ME, INC.
(UNAUDITED) CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2016	2015

Assets

Current assets
Cash	$134	$35
Total current assets	134	35

Other assets	350	350

Total assets	$484	$385

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable	$4,119	$4,201
Advances payable	4,209	-
Loan payable to officer and shareholder	10,236	7,236
Current liabilities	18,564	11,437

Total liabilities	18,564	11,437

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	3,305	3,305
Additional paid in capital	47,795	47,795
Accumulated deficit	(69,180)	(62,152)
Stockholders’ deficit	(18,080)	(11,052)

Total liabilities and stockholders’ deficit	$484	$385

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ACTIVE WITH ME, INC.
CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2016	2015	2016	2015

Operating expenses:
General and administrative	$1,822	$6,559	$7,028	$13,661

Total operating expenses	1,822	6,559	7,028	13,661

Loss from operations	(1,822)	(6,559)	(7,028)	(13,661)

Net loss	$(1,822)	$(6,559)	$(7,028)	$(13,661)

Basic and Diluted Loss Per Share	$(.0006)	$(.0020)	$(.0021)	$(.0041)

Weighted average common shares
outstanding - basic and diluted	3,305,000	3,305,000	3,305,000	3,305,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ACTIVE WITH ME, INC.
CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015

Operating activities:
Net loss	$(7,028)	$(13,661)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(82)	2,417
Net cash used in operating activities	(7,110)	(11,244)

Financing activities:
Proceeds from advances payable	4,209	-
Proceeds from loan payable to officer and shareholder	3,000	6,631
Net cash provided by financing activities	99	6,631

Net increase (decrease) in cash and cash equivalents	-	(4,613)

Cash, beginning of period	35	6,335

Cash, end of period	$134	$1,722

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

Active With Me, Inc.
Notes to Unaudited Condensed
Interim Financial Statements

Note 1 Nature of Business

Business Overview
Active With Me, Inc., (the “Company”), was incorporated in the State of Nevada on March 6, 2012 to create a web-based service that will offer travelers unique, relevant and user-friendly information on activity-based travel. Listings will be provided for product and service providers of interest to the activity-based traveler.

The Company intends to maximize listings on the website, increase the value to the consumer, and provide potential advertisers with an ability to inexpensively feature their services to a very wide and targeted audience.

Note 2 Summary of Significant Accounting Policies

Cash
Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At March 31, 2016, the company had no cash equivalents.

Concentration of Risk
As of March 31, 2016, the Company maintained its cash account at one commercial bank.  The cash balance at March 31, 2016, was within the FDIC coverage of deposits totaling $250,000 per owner.

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

Net Loss per Share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of March 31, 2016, there were no common equivalent shares.

Research and Development Costs
The Company expenses research and development costs as incurred.

Note 3 Going Concern

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company, has an accumulated deficit of $ 69,180 as of March 31, 2016. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed unaudited financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 Advances Payable

During the quarter ended March 31, 2016, an unrelated third party paid $4,119 of the Company’s account payables on behalf of the Company, as a result, the Company owes a balance of $4,119 as March 31, 2016 to the third party.  The amount is due upon demand by the third part and there are no other terms to the advance.

Note 5 Loan Payable to Officer

On March 6, 2012, the Company received from its sole Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company.  During the year ended June 30, 2015, the Company received from its sole Director, President and shareholder an additional loan of $2,631, which such proceeds were utilized to pay for additional operating expenses of the Company.  During the year ended June 30, 2015, the Company received from another shareholder, in the aggregate amount of $4,000, which such proceeds were utilized to pay for operational expenses of the Company. During the three months ended September 30, 2015, the Company received from another shareholder, in the aggregate amount of $3,000, which such proceeds were utilized to pay for operational expenses of the Company. The loans are not secured, have no specific maturity dates and the loans are expected to be repaid from future proceeds received by the Company.  There are no other terms to the loans. The balance of the loan payable to officer and shareholder in aggregate are $10,236 and $7,236, as of March 31, 2016 and June 30, 2015, respectively.

Note 6 Stock Holders Deficit

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of March 31, 2016 there was no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of March 31, 2016, there were 3,305,000, shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares

Since inception, the Company issued 1,500,000 shares of its $.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $15,000.  There were no shares issued during the three months ended March 31, 2016.

Since inception, the Company issued 1,805,000 shares of its $.001 par value common stock for cash in the amount of $36,100 to 35 individual accredited investors. There were no shares issued during the three months ended March 31, 2016.

Note 7 Commitments and  Contingencies

As of March 31, 2016, the Company has not entered into any material operating leases or other financial commitments.

Note 8 Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after March 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in this Note 3 – Going Concern.

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

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of March 31, 2016, we had $134 cash on hand and $18,564 in liabilities.  Accordingly, our working capital position as of March 31, 2016 was a deficit of $18,430.  Since our inception through March 31, 2016, we have incurred a net loss of $69,180.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Because of the costs involved and the fact that the Company’s officer will not be receiving a salary at this time, expenses related to this phase are expected to be less than $20,000. The president will spearhead this effort. The Company expects to have this stage of the plan of operations completed in the summer of 2016.

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

Ongoing development of the website

If the Company’s website gains traction in the marketplace and is able to attract advertisers they will continue to build out the website to more and more points of interest all around the world. The Company will also begin to build on its marketing efforts.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three and nine months ended March 31, 2016 and 2015 are summarized as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Total Expenses	1,822	6,559	7,028	13,661
Net Loss	$1,822	$6,559	$7,028	$13,661

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended March 31, 2016 and 2015 are outlined in the table below:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General & Administrative	$1,822	$6,559	$7,028	$13,661

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $69,180 from inception on December 6, 2012 through the period ended March 31, 2016.  These operating expenses were composed of general and administrative expenses.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).    Risk Factors

There have been no changes to our risk factors from those disclosed in our Post-Effective Amendment No. 2 to Form S-1 filed on April 11, 2016.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended March 31, 2016.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended March 31, 2016.

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

Date: May 13, 2016