Form 10-K
period 2016-06-30
Rasna Therapeutics Inc.
filed 2016-09-28
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-20800103

RASNA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	39-2080103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue 25th Floor
New York, New York	10170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 201-994-9936

Active With Me, Inc.

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

None

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2015 based on a price of $0.02 per share, which was the issue price per share of the last private placement of the registrant’s common stock in March 2013, was $36,100.

As of September 27, 2016, 64,679,797 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to generate revenues from our website;
•	risks related to the large number of established and well-financed entities that we are competing with;
•	risks related to the failure to successfully manage or achieve growth of our business; and
•	other risks and uncertainties related to our business strategy.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Rasna” and the “Company”  mean Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

General

For the year ended June 30, 2016, Rasna Therapeutics, Inc. (formerly Active With Me Inc.) (the “Company,” “we,” “us,” or “Parent”) was a company formed to create online resources that seamlessly offer travelers unique, highly relevant and user-friendly information on activity-based travel. The website was proposed to be designed to fill a void in the marketplace by offering third-party content and information to visitors in their activity of choice, while also having the ability to offer links to related clubs and organizations that provide additional information, as well as the potential for interactive experiences. The Company’s website www.activewithme.com was proposed to be designed to offer a fundamentally different experience than any other offering in today’s market. The Company’s plan was to design its website centered purely on activities and offer an ability to quickly access relevant content to the particular activity of choice.

As of June 30, 2016, the website had not yet been developed, and substantial additional development work and funding was needed before the website could be fully operational.

As of June 30, 2016, the Company had not earned any revenues.

Since inception until June 30, 2016 the Company has worked toward the introduction and development of its website that it intended to use to generate revenues.

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

Employees

We have no employees as of June 30, 2016 other than our president and secretary. We plan to conduct our business largely through the outsourcing of experts in each particular area of our business.

Intellectual Property

As of June 30, 2016, we do not own, either legally or beneficially, any patent or trademark.

Recent Developments

On August 15, 2016, the Company, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna Therapeutics, Inc., a Delaware corporation which is not related to the Company (“Rasna DE”) and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna DE (the “Merger”), with Rasna DE surviving the Merger as a wholly-owned subsidiary of Parent. The Merger Agreement was approved by the Board of Directors of each of the Company, Merger Sub and Rasna DE, as well as the requisite stockholders. The Merger closed on August 15, 2016

At the Effective Time of the Merger (as defined in the Merger Agreement):

•	Each share of common stock, par value $0.0001 per share, of Merger Sub that was outstanding immediately prior to the effective time was, by virtue of the Merger and without any action on the part of the holder thereof, converted into the right to receive one (1) share of common stock, $0.0001 par value, of Rasna DE (the “Rasna Common Stock”), so that at the Effective Time, the Company was the holder of all of the issued and outstanding shares of Rasna DE.

•	Each share of Rasna Common Stock beneficially owned by the stockholders of Rasna DE (other than shares of Rasna Common Stock as to which appraisal rights are perfected pursuant to the applicable provisions of the Delaware General Corporate Law (“DGCL”) and not withdrawn or otherwise forfeited), was, by virtue of the Merger and without any action on the part of the holders thereof, converted into the right to receive .33 shares of common stock, par value $0.001, of Parent (the “Parent Common Stock”), with fractional shares of Parent Common Stock rounded up or down to the nearest whole share (the “Merger Consideration”).

•	The Merger Agreement provides that each share of Rasna Common Stock held in the treasury of Rasna DE immediately prior to the effective time was cancelled in the Merger and ceases to exist.

•	Each holder of Rasna Common Stock entitled to receive Merger Consideration pursuant to the Merger Agreement is required to execute, as a condition of delivery of Parent Common Stock to such holder, an agreement to refrain from selling or otherwise disposing of any Merger Consideration for a period of twenty-four (24) months from the closing of the Merger.

•	Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger assets and liabilities to its wholly owned subsidiary, Active With Me Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of the Company in exchange for cancellation of an aggregate of 1,500,000 shares of the Company’s common stock held by such person (the “Split-Off”), which left 1,805,000 shares of the Company’s common stock held by persons who were stockholders of the Company prior to the Merger and which constitute the Company’s “public float” prior to the Merger that will continue to represent the shares of the Company’s common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

On September 20, 2016, the Company filed a Certificate of Change in Nevada which effected a 3.25 for 1 forward stock split of its common stock for shareholders of record as of August 16, 2016 and increased the authorized number of shares of common stock to 200,000,000 shares. As of September 27, 2016, 64,679,797 shares of the Company’s common stock were issued and outstanding.

On September 26, 2016, the Company filed Amended and Restated Articles of Incorporation in Nevada which changed the name of the Company to Rasna Therapeutics, Inc.

Introduction

Rasna DE was formed in 2013 by Gabriele Cerrone, an experienced biotechnology investor, Dr. Roberto Pellicciari, a medicinal chemist, and Dr. Brunangelo Falini, a physician and microbiologist. The founders believed that the synergy caused by the collaboration between the two scientists would create an effective treatment for leukemia and other cancers.  Rasna DE is currently engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

Rasna DE began its work in earnest in when Dr. Pellicciari and his research team at TES Pharma (“TES”) in Perugia, Italy invented a method to modulate the molecular target NPM1, which was first shown to be implicated in the disease progression of leukemia by Dr. Falini.  More recently, through Dr. Pier Guiseppe Pelicci and his research team at the European Institute of Oncology in Milan, Italy (“IOM”), Rasna DE discovered a method of modulating LSD1, a protein which is specific to multiple forms of leukemia and lymphoma.  The addition of the IOM team to Rasna DE’s resources is anticipated to aid in the development of NPM1 by allowing Rasna DE access to IOM’s proprietary animal models for cancer studies.

The Company’s executive offices are located at 420 Lexington Avenue, 25th Floor, New York, NY 10170, and its telephone number is 201-994-9936.

Leukemia

Overview

Leukemia is a cancer of the blood or bone marrow involving abnormal proliferation of white blood cells, called WBCs or leukocytes.  Leukemia is caused by a mutation of the DNA in bone marrow stem cells resulting in the abnormal multiplication of leukocytes.  If untreated, surplus leukocytes will overwhelm the bone marrow, enter the bloodstream and eventually invade other parts of the body, such as the lymph nodes, spleen, liver, and central nervous system.  In this way, the behavior of leukemia is different from that of other cancers, which usually begin in major organs and ultimately spread to the bone marrow.  Leukemia is an umbrella term covering a large group of cancers.

Table 1 - Leukemia Subtypes

Type	Subtype	Features
Most common among children
Acute	Acute Lymphocytic Leukemia (ALL)	85% survival rate among children; 50% among adults
Leukemia		More common in adults, especially men
	Acute Myelogenous Leukemia (AML) (AML)	Five year survival rate of 40%
Most common in adults above 55 years old, especially men
Chronic	Chronic Lymphocytic Leukemia (CLL) (CLL)	Five year survival rate of 75%
Leukemia		Mainly in adults and rare in children
	Chronic Myelogenous Leukemia (CML) (CML)	Five year survival rate of 90%

All leukemia arises from mutations or damage to the DNA within the blood cells.  These mutations may occur spontaneously or as a result of exposure to radiation or carcinogenic substances.  Ionizing radiation, as well as exposure to chemicals such as benzene, increases the risk of acute myelogenous leukemia (“AML”), while agricultural chemicals have been linked to an increased incidence of chronic lymphoctic Leukemia (“CLL”).  A weak immune system, some virus forms such as human T-cell Leukemia virus I (“HTLV-1”), genetic predisposition, cigarette smoking, and reactions to some therapeutic drugs are also implicated in the etiology of leukemia.

Diagnosis, Treatment, and Management

The first symptoms of leukemia are often vague and are correlated with other disorders. Common symptoms include fatigue and malaise, excessive bruising, and abnormal bleeding due to low platelet count.  Further symptoms can include weight loss, bone and joint pain, infection and fever, and an enlarged spleen, lymph nodes and liver. After a blood test, several blood abnormalities such as anemia, or leucopenia may be observed, and in most cases a bone marrow test is required to confirm the diagnosis.

The preliminary diagnostic test for leukemia is a blood cell count, which is followed by immune-phenotyping to assess whether the abnormal lymphocyte levels are caused by inflammation or cancer. The physician may also require additional confirmatory tests such as cytogenetic analysis or bone marrow sampling.

The specific variety and combination of anticancer drugs prescribed depends on the form and stage of the disease.  For example, treatment for AML, the most common form of leukemia, usually involves chemotherapy with cytotoxic cytarabine in conjunction with an anthracycline such as daunorubicin or idarubicin. Because of the severity of the cytotoxic treatment, bone marrow transplants (“BMTs”) are sometimes necessary.  By transplanting healthy bone marrow into the body, BMTs help rebuild tissue damaged by the treatment.  Interferon (“INF”) therapy, particularly with INF-alpha, is an alternative or additional treatment offered to almost all newly diagnosed patients in these markets.  However, it is very difficult to cure, even though early treatment indicates it will help people to live longer.

The standard first-line treatment strategy for CLL:  Patients who might not be able to tolerate the side effects of strong chemotherapy (chemo) are often treated with chlorambucil alone or with a monoclonal antibody like rituximab (Rituxan) or obinutuzumab (Gazyva). Other options include ibrutinib (Imbruvica), rituximab alone, or a corticosteroid like prednisone.

In stronger and healthier patients, there are many options for treatment. Commonly used treatments include:

•	FCR: fludarabine (Fludara), cyclophosphamide (Cytoxan), and rituximab
•	Bendamustine (sometimes with rituximab)
•	FR: fludarabine and rituximab
•	CVP: cyclophosphamide, vincristine, and prednisone (sometimes with rituximab)
•	CHOP: cyclophosphamide, doxorubicin, vincristine (Oncovin), and prednisone
•	Chlorambucil combined with prednisone, rituximab, obinutuzumab, or ofatumumab
•	PCR: pentostatin (Nipent), cyclophosphamide, and rituximab
•	Alemtuzumab (Campath)
•	Fludarabine (alone)
•	Ibrutinib (alone)

Other drugs or combinations of drugs may also be also used.  If the only problem is an enlarged spleen or swollen lymph nodes in one region of the body, localized treatment with low-dose radiation therapy may be used. Splenectomy (surgery to remove the spleen) is another option if the enlarged spleen is causing symptoms.

Also, very high numbers of leukemia cells in the blood causes problems with normal circulation. This is called leukostasis. Leukapheresis is also sometimes used before chemo if there are very high numbers of leukemia cells (even when they aren’t causing problems) to prevent tumor lysis syndrome.

On the failure of first line therapy, the standard therapy is usually to administer many of the drugs and combinations listed above as potential second-line treatments. For many people who have already had fludarabine, alemtuzumab seems to be helpful as second-line treatment, but it carries an increased risk of infections. Other purine analog drugs, such as pentostatin or cladribine (2-CdA), may also be tried. Newer drugs such as ofatumumab, ibrutinib, idelalisib (Zydelig), and venetoclax (Venclexta) may be other options.  If these types of chemotherapy fail, the next option is usually a bone marrow transplant.  A stem cell transplant is a third treatment option depending on leukemia response.

NPM1

As noted above, leukemia arises due to damage or mutations to DNA.  Chromosomal aberrations involving NPM1 were found in patients with non-Hodgkin lymphoma, acute promyelocytic leukemia, myelodysplastic syndrome, and AML. NPM1 has been found in the cytoplasm in patients with primary AML.

NPM1 Roles in Tumorigenesis

NPM1 gene is up-regulated, mutated and chromosomally translocated in many tumor types. NPM1 is transferred from nucleolus to nucleoplasm and cytoplasm by anticancer drugs. When expressed at high level, NPM1 could promote tumor growth by inactivation of tumor suppressor p53/ARF pathway; when expressed at low level, NPM1 could suppress tumor growth by inhibition of centrosome duplication. NPM1 is haploinsufficient in hemizygous mice that are vulnerable to tumor development. NPM1c+ (cytoplasm form) translocation into cytoplasm could serve as an AML remission signal. NPM1 forms a pentamer that could serve as a potential anticancer target.

Rasna DE’s technology promises to inhibit the NPM1 gene, reducing levels of NPM1 and consequently reducing a tumor cell’s ability to duplicate.  It anticipated that Rasna DE’s NPM1 inhibitor will have therapeutic activity in patients with the NPM1 mutation and possibly in the broader NPM1 population.

Our Programs

NPM1 Program

Despite existing available treatments, the 5-year survival rate for AML patients is only 24%.  We do not believe that any existing drug therapies address this problem. Our NPM1 program targets the sub-set of AML patients with the NPM1 mutuation and may also benefit the general AML population.  The project team is targeting to have a lead candidate identified by 2017.

LSD1 Program

In 2012, a paper published in Nature Medicine established that inhibitors of an enzyme involved in the epigenetic regulation of gene expression known as LSD1 or KDM1A can make drug-insensitive forms of AML responsive to treatment with all-trans-retinoic acid (ATRA). ATRA is used to treat a subtype of AML called acute promyelocytic leukemia (APL), but it is normally not effective in non-APL AML because the drug does not cause proper transcriptional activation of retinoic acid receptor target genes.  This is a result of reduced methylation (specifically histone 3lysine 4 (H3K4) demethylation) on the promoter regions of these target genes.  Therefore, the authors of the article hypothesized that inhibiting LSD1 might facilitate ATRA-induced differentiation of AML cells, which is known to halt the division of these cells.  The research highlights a crosstalk between the ATRA-induced myeloid differentiation pathway and H3K4 methylation, and suggests that ATRA combined with LSD1 inhibitors might be therapeutically beneficial in AML.

Working from this premise, Dr. Pelicci’s group has developed novel irreversible and reversible LSD1 regulators which have shown appropriate effect on the LSD1 gene in-vitro and are currently undergoing in-vivo animal studies in order for Rasna to nominate a lead and then a drug candidate for clinical trials. We believe that this breakthrough program may have significant benefits across all forms of leukemia.

Market Potential of NPM1

There are estimated to be approximately 19,000 new AML cases in the United States each year and the projected cost of treatment attributable to drug administrations for each patient over the course of the disease can be estimated at US $100,000 per patient or US $1,900,000,000 in the aggregate from the different treatment cycles.  Of this it is estimated that 50% of the costs will continue to be attributable to standard of care chemotherapy.  Thus, it is estimated that the US market potential for AML is $1 billion annually.  The rest of the world is estimated to constitute 50% of the AML market; thus, the total annual world market is estimated to be $2 billion.  If Rasna’s NPM1 targeted therapy proves beneficial to only that 20% of AML patients with mutated NPM1 genes, the addressable market will be diminished.  However, in that event, Rasna’s NPM1 targeted therapy would then be the only therapy which address that sub-population and may command higher pricing and reimbursement.

Table 2

Total Estimated Number of New Leukemia Cases in

the United States for 2014

Type	Total	Male	Female
Acute Lymphoblasti Leukemia	6,020	3,140	2,880
Chronic Lymphocytic Leukemia	15,720	9,100	6,620
Acute Myeloid Leukemia	18,860	11,530	7,330
Chronic Myeloid Leukemia	5,980	3,130	2,850
Other Leukemia	5,800	3,200	2,600
Total Estimated New Cases	52,380	30,100	22,280

Table 3

Cost Per AML Patient For Different Treatment Cycles

PROGRAM	United States
Induction of remission (1 cycle)	$ 56,802
Consolidation (2 cycles)	$ 113,176
	BSC	Chemotherapy	Transplantation
CR [outpatient clinic]	$14,861 (6 cycles)	$14,861 (6 cycles)	$2,477 (1 cycle)
Transplantation			$ 154,739
Relapse	$ 2,477 (BSC)	$56,588 (Chemo 1 cycle)
Total	$ 187,315	$ 241,427	$ 327,194

Regulation

We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our present and future business has been, and will continue to be, subject to a variety of laws including, the Federal Food, Drug, and Cosmetic Act, or FDC Act, the Food and Drug Administration (FDA)/European Medicines Agency (EMA) and the Public Health Service Act, among others.

The FDC Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time-consuming.

FDA Approval Process

In the United States, pharmaceutical products, including biologics, are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, or biologic license applications, or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA/EMA of an Investigational New Drug (IND) application, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA/EMA approval is sought. Satisfaction of FDA/EMA pre-market approval requirements typically takes many years (typically between 5-7 years post an IND submission) and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation as well as animal trials to assess the characteristics and potential pharmacology and toxicity of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not objected to the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and good clinical practices, or GCP, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs or BLAs, which are applications for marketing approval, are typically conducted in three sequential Phases, but the Phases may overlap. In Phase 1, the initial introduction of the investigational drug candidate into healthy human subjects or patients, the investigational drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the investigational drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. In the case of product candidates for severe or life-threatening diseases such as pneumonia, the initial human testing is often conducted in patients rather than in healthy volunteers.

If an investigational drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the investigational drug and to provide adequate information for its labeling.

After completion of the required clinical testing, an NDA or, in the case of a biologic, a BLA, is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the United States. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the NDA or, in the case of a biologic, the BLA unless compliance with cGMPs is satisfactory and the marketing application contains data that provide substantial evidence that the product is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA’s general biological product standards.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed in a resubmission of the marketing application, the FDA will re-initiate review. If the FDA is satisfied that the deficiencies have been addressed, the agency will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. It is not unusual for the FDA to issue a complete response letter because it believes that the drug product is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.

An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once a NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of therapeutic products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement, before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. We cannot be certain that the FDA or any other regulatory agency will grant approval for our product candidates for any other indications or any other product candidate for any indication on a timely basis, if at all.

Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as product manufacturing, packaging, and labeling procedures must continue to conform to cGMPs after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Federal and State Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the biopharmaceutical and medical device industries in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the Company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.

Regulation in the European Union

Biologics are also subject to extensive regulation outside of the United States. In the European Union, for example, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union, which includes most major countries in Europe. If this procedure is not used, approval in one country of the European Union can be used to obtain approval in another country of the European Union under two simplified application processes, the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.

Environmental Laws

We expect to be subject to regulation under federal, state and local laws and regulations governing environmental protection and the use, storage, handling and disposal of hazardous substances. The cost of complying with these laws and regulations may be significant. Our activities as currently planned will require the controlled use of potentially harmful biological materials, hazardous materials and chemicals. We will not be able to eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances and biological materials. We may incur significant costs to comply with such laws and regulations now or in the future.

Intellectual Property

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality, material data transfer agreements, licenses and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with reasonable security measures.

As of September 27, 2016, we currently have one pending US patent application relating to the composition of matter of the NPM1 inhibitors.  We also have an exclusive license to three pending US patent applications and one issued US patent relating to our LSD1 program.

Our patents and patent applications as of September 27, 2016 are set forth below:

Application Number	Title	Filing Date	Earliest Priority Date	Applicant	Inventors	IP Status	Next IP activities
PCT/EP2011/ 055990	Tranylcypromine derivatives as inhibitors of histone demethylase LSD1 and/or LSD2	15-Apr 2011	20-Apr 2010	Universita’ delgi studi di Roma “La Sapienza” / Universita’ delgi studi di Pavia/ Universita’ delgi studi di Milano/ Fondazione IEO (Instituto Europeo di Oncologia as licensee)	Minucci/ Mai/ Mattevi	National Phase Granted in Australia, China, Eurasia (Russia), Europe (Switzerland, Germany, Spain, France, UK, Italy, Netherlands, Poland, Sweden), Japan, South Africa, USA
						National Phase Pending in Brasile, Canada, India	Examination in progress
PCT/EP2013/ 075409	Cyclopropylamine derivatives useful as inhibitors of histone demethylases KDM1A	3-Dec- 2013	5-Dec 2012	Istituto Europea di Oncologia	Varasi/ Vianello/ Thaler/ Trifiro’/ Mercurio/ Meroni	National Phase Pending in Australia, Canada, China, Europe, Japan, USA	Examination in progress
PCT/EP2015/ 062037	Cyclopropylamine derivatives as histone demethylase inhibitors	29-May 2015	30-May 2014	Istituto Europeo di Oncologia	Vianello/ Varasi / Mercurio/ Cappa/ Meroni/ Villa/ Mai/ Valente	International Phase	National Phase Entry 30-Nov 2016
PCT/IB2015/ 001953	Thienopyrroles as Histone Demethylase Inhibitors	4-Sept 2015	5-Sept 2014	Istituto Europea di Oncologia	Vianello / Sartori/ Mercurio / Cappa / Villa / Meroni / Zagarri	International Phase	National Phase Entry 5-March 2017
EP 16170238.6	Imidazoles as Histone Demethylase Inhibitors	18-May 2016	n/a	Istituto Europea di Oncologia	Vianello / Romussi/ Cappa/ Trifiro’/ Sartori/ Mercurio	EP National Phase	International Phase Entry 18-May 2017
US 62/263,849	Combination of Caloric Restrction (CR) or IGF1/Insulin Receptor Inhibitor with LSD1 Inhibitor	4-Dec 2015	n/a	Unknown	Unknown	US Provisional Phase	International Phase Entry 4-Dec 2016

We intend to file additional patent applications in the US and abroad to strengthen our intellectual property rights. Our patent applications may not result in issued patents, and we cannot assure you that any patents that might issue will protect our technology.

Any patents issued to us in the future may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that are not covered by our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

From time to time we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of patents issued to us in the future, will not be asserted or prosecuted against us, or that any assertions of misappropriation, infringement or misuse or prosecutions seeking to establish the validity of our patents will not materially or adversely affect our business, financial condition and results of operations.

An adverse determination in litigation or interference proceedings to which we may become a party relating to any patents issued to us in the future or any patents owned by third parties could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Furthermore, if we are found to willfully infringe these patents, we could, in addition to other penalties, be required to pay treble damages. Although patent and intellectual property disputes in this area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory or commercially feasible terms, if at all. If we do not obtain necessary licenses, we may not be able to complete our research and development, or such research and development may take considerable time, and force us to reassess our business plans. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from developing our targets, which would have a significant adverse impact on our business.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Several types of existing treatments may be used for people with AML. The main treatments include chemotherapy, bone marrow transplants, stem cell transplants and/or interferon therapy. In most cases AML can progress rapidly, so it is important to start treatment as soon as possible after the diagnosis is made.  In addition to currently marketed therapies, there are also a number of products in late stage clinical development to treat AML. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

There are other companies and research institutions working to develop therapies that target AML. Many of our competitors may have significantly greater financial resources and expertise in research and development, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all of our targets, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are many generic products currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

Employees

As of September 27, 2016, we had 1 full-time employee. We have no collective bargaining agreements with our employee and we believe our relations with our employee is good.

ITEM 1A.    RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

As a result of the Merger, Rasna DE became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing our ability to grow.

As a result of the Merger, Rasna DE became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (including reporting of the Merger) and furnishing audited reports to stockholders will cause Rasna DE’s expenses to be higher than they would have been if Rasna DE had remained privately held and did not consummate the Merger.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became a public company by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition,” securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of Rasna in the future.

We are a development stage company with minimal operating history.

We are a development stage company with minimal operating history and no revenue. We currently have no product candidates ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our molecular targets. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. We may never be able to generate any revenues or royalties from the sales of our therapeutics or become profitable even if we do generate revenues or royalties.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidate for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidate. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future capital requirements will depend on many factors, including:

•	the progress of the development of our product candidates;

•	the number of product candidates we pursue;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	general market conditions for offerings from biopharmaceutical companies;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and

•	our revenues, if any, from successful development and commercialization of our product candidates.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidate or marketing territories. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

If we are unable to manage our expected growth, we may not be able to develop our business.

Our ability to develop our business requires an effective planning and management process. We need to hire a significant number of employees in the near term. If we fail to identify, attract, retain and motivate highly skilled personnel, we may be unable to continue our development and commercialization activities.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel.  Our planned activities require expertise in areas such as research, development, clinical study management, regulatory affairs and commercialization, including reimbursement. Such activities require the addition of new personnel and the development of additional expertise by existing management personnel. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations, and there can be no assurance that we will be successful in hiring or retaining qualified personnel. Our inability to develop additional expertise or to hire and retain such qualified personnel could have a material adverse effect on our operations.

If we fail to select product candidates, fail to successfully complete clinical trials and commercialize product candidates or fail to obtain regulatory approval, our business would be harmed and the value of our securities would decline.

We must be evaluated in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed preclinical or clinical research and have not yet selected product candidates or completed the development of such product candidates. Our failure to select product candidates and subsequently to develop and commercialize such product candidates successfully may cause us to cease operations. We are performing preclinical research on NPM1 and LSD1. This research will require significant additional development efforts by us prior to selection of product candidates and significant additional development efforts by us and regulatory approvals prior to commercialization. We cannot be certain that our efforts in this regard will lead to commercially viable therapeutics. We do not know what the final cost to select and commercialize product candidates will be.

We do not know whether any of our molecular targets under development ultimately will be selected as product candidates or whether our product candidates, if any, will be shown to be effective.  Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. We may receive unfavorable results from pre-clinical studies or clinical studies on the molecular targets, which may cause us to abandon the product selection process and further development efforts. If we are unable to select product candidates and then to successfully develop such product candidates, we will not have a source of revenue and will not achieve profitability.

Regulatory agencies, including the U.S. Food and Drug Administration, or FDA, must approve our product candidates, if any, before they can be marketed or sold. The approval process is lengthy, requires significant capital expenditures, and uncertain as to outcome.  Our ability to obtain regulatory approval of any product candidate depends on, among other things, completion of additional clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our future clinical trials are sufficient to support approval for any of our product candidates. The final results of our current and future preclinical or clinical trials may not meet FDA or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We or our collaborators may need to conduct more preclinical or clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we or our collaborators may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our securities would decline.

We, or our collaborators, may face delays in completing our pre-clinical or clinical trials, and may not be able to complete them at all.

We have not completed the pre-clinical and clinical trials necessary to support an application for approval to market of product candidates, if any. Our or our collaborators’ current and future clinical trials may be delayed, unsuccessful, or terminated as a result of many factors, including:

•	delays in designing an appropriate clinical trial protocol and reaching agreement on trial design with investigators and regulatory authorities;
•	governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy or guidelines;
•	adding new clinical trial sites;
•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	the actual performance of CROs and clinical trial sites in ensuring the proper and timely conduct of our clinical trials;
•	adverse effects experienced by subjects in clinical trials;
•	manufacturing sufficient quantities of product candidates for use in clinical trials; and
•	delays in achieving study endpoints and completing data analysis for a trial.

In addition to these factors, our trials may be delayed, unsuccessful or terminated because:

•	regulators or institutional review boards, or IRBs, may not authorize us to commence a clinical trial;
•	regulators or IRBs may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;
•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;
•	patients may not complete clinical trials due to safety issues, side effects, such as injection site discomfort, a belief that they are receiving placebo instead of our product candidates, or other reasons;
•	patients with serious diseases included in our clinical trials may die or suffer other adverse medical events for reasons that may not be related to our product candidates;
•	in those trials where our product candidate is being tested in combination with one or more other therapies, deaths may occur that may be attributable to the other therapies;
•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;
•	product candidates may demonstrate a lack of efficacy during clinical trials;
•	personnel conducting clinical trials may fail to properly administer our product candidates; and
•	our collaborators may decide not to pursue further clinical trials.

We could encounter delays if our clinical trials are suspended or terminated by us, by IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Boards for such trials or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including potential for unacceptable safety risks to patients, inspection of the clinical trial operation or trial site, changes in government regulations or administrative actions.

In addition, we rely on academic institutions, physician practices and CROs to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates.  We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also may rely on CROs to perform our data management and analysis. They may not provide these services as required or in a timely or compliant manner, and we may be held legally responsible for any or all of their performance failures or inadequacies.

Moreover, our development costs will increase because we will be required to complete additional or larger clinical trials for our product candidates prior to FDA or other regulatory approval. If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of our product candidates.

If we encounter difficulties enrolling patients in our clinical trials, our clinical trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates, if any, will require us to identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics, in a timely manner. Patient enrollment is affected by factors including:

•	severity of the disease under investigation;
•	design of the trial protocol;
•	the size and nature of the patient population;
•	eligibility criteria for the study in question;
•	lack of a sufficient number of patients who meet the enrollment criteria for our clinical trials;

•	delays required to characterize the infection to allow us to select a product candidate, which may lead patients to seek to enroll in other clinical trials or seek alternative treatments;
•	perceived risks and benefits of the product candidate under study;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	scheduling conflicts with participating clinicians;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business.

Results of earlier studies and clinical trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates, if any, may not be predictive of the design or results of later-stage clinical trials. Any positive results generated to date do not ensure that later trials will demonstrate similar results. While we have observed statistically significant improvements in the outcomes of some of our clinical trials, many of the improvements we have seen have not reached statistical significance. Statistical significance is a statistical term that means that an effect is unlikely to have occurred by chance. In order to be approved, product candidates must demonstrate that their effect on patients’ diseases in the trial is statistically significant. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Early clinical trials frequently enroll patient populations that are different from the patient populations in later trials, resulting in different outcomes in later clinical trials from those in earlier stage clinical trials. In addition, adverse events may not occur in early clinical trials and only emerge in larger, late-stage clinical trials or after commercialization. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. If later stage clinical trials do not demonstrate efficacy and safety of our product candidates we will not be able to market them and our business will be materially harmed.

Regulatory authorities may not approve our product candidates, if any, even if they meet safety and efficacy endpoints in clinical trials.

Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. A regulatory authority may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Prior to regulatory approval, a regulatory authority may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under a regulatory authority review. In the United States, these outside experts are convened through the FDA’s Advisory Committee process, which would report to the FDA and make recommendations that may differ from the views of the FDA. Should an Advisory Committee be convened, it would be expected to lengthen the time for obtaining regulatory approval, if such approval is obtained at all.

The FDA and foreign regulatory agencies may delay, limit or deny marketing approval for many reasons, including:

•	a product candidate may not be considered safe or effective;
•	our manufacturing processes or facilities may not meet the applicable requirements;
•	changes in the agencies’ approval policies or adoption of new regulations may require additional work on our part, for example, the FDA may require us to change or expand the endpoints in our clinical trials;
•	different divisions of the FDA are reviewing different product candidates and those divisions may have different requirements for approval; and

•	changes in regulatory law, FDA or foreign regulatory agency organization, or personnel may result in different requirements for approval than anticipated.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Any delay in or failure to receive or maintain approval for any of our product candidates could prevent us from ever generating revenues or achieving profitability.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

Clinical trials must be conducted in accordance with FDA regulations governing clinical studies, or other applicable foreign government guidelines, and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices, or cGMP, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies or us for various reasons, including:

•	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
•	deficiencies in the clinical trial operations or trial sites;
•	the product candidate may have unforeseen adverse side effects;
•	the time required to determine whether the product candidate is effective may be longer than expected;
•	deaths or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•	the product candidate may not appear to be more effective than current therapies;
•	the quality or stability of the product candidate may fall below acceptable standards; and
•	insufficient quantities of the product candidate might be available to complete the trials.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our product candidates could take longer to gain regulatory approval than we expect or we may never gain approval for any product candidates, which could reduce or eliminate our revenue by delaying or terminating the commercialization of our product candidates.

Any product candidate for which we, or our collaborators, obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate that we or our collaborators obtain marketing approval for, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use. If we market our products outside of their approved indications, we will be subject to enforcement action for off-label marketing.

In addition, later discovery of previously unknown problems with these products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing clinical trials;
•	warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products, fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we, or our collaborators, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we, or our collaborators, are not able to maintain regulatory compliance, any marketing approval that was obtained could be lost, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we, or our collaborators, are unable to comply with foreign regulatory requirements or obtain foreign regulatory approvals, our ability to develop foreign markets for our products could be impaired.

Sales of our product candidates, if any, outside the United States will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products.

Competitive products for treatment of AML may reduce or eliminate the commercial opportunity for our product candidates, if any.

The clinical and commercial landscape for AML is rapidly changing. New data from commercial and clinical-stage products continue to emerge. It is possible that these data may alter current standards of care, completely precluding us from further developing our product candidates, if any, or getting them approved by regulatory agencies. Further, it is possible that we may initiate a clinical trial or trials for these product candidates, only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if these products are approved for marketing in a particular indication or indications, they may have limited sales due to particularly intense competition in these markets.

We will need to develop or acquire additional manufacturing and distribution capabilities in order to commercialize our product candidates, if any, that obtain marketing approval, and we may encounter unexpected costs or difficulties in doing so.

If we independently develop and commercialize one or more of our product candidates, if any, we will need to invest in acquiring or building additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. We will require additional investment and validation process development in order to qualify our commercial-scale manufacturing process to manufacture clinical trial materials and commercial material if any of our products are approved for marketing. This investment and validation process development may be expensive and time-consuming. We will require additional personnel with experience in commercial-scale manufacturing, managing of large-scale information technology systems and managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

•	recruit, hire, train, manage and motivate a growing employee base;
•	accurately forecast demand for our products;
•	assemble and manage the supply chain to ensure our ability to meet demand; and
•	expand existing operational, manufacturing, financial and management information systems.

We may seek FDA approval for our production process and facilities simultaneously with seeking approval for sale of our product candidates. Should we not complete the development of adequate capabilities, including manufacturing capacity, or fail to receive timely approval of our manufacturing process and facilities, our ability to supply clinical trial materials for planned clinical trials or supply products following regulatory approval for sale could be delayed, which would further delay our clinical trials or the period of time when we would be able to generate revenues from the sale of such products, if we are even able to obtain approval or generate revenues at all.

Additionally, we may decide to outsource some or all of our manufacturing activities to a third party commercial manufacturing organization, or CMO. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were to perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will continue ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates, if any, could cause us, our collaborators, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. As a result of any side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally if one or more of our product candidates receives marketing approval, and we, our collaborators, or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we cannot demonstrate an acceptable toxicity profile for our product candidates, if any, in non-clinical studies, we will not be able to initiate or continue clinical trials or obtain approval for our product candidates.

In order to move a product candidate into human clinical trials, we must first demonstrate an acceptable toxicity profile in preclinical testing. Furthermore, in order to obtain approval, we must also demonstrate safety in various non-clinical tests. We may not have conducted or may not conduct the types of non-clinical testing required by regulatory authorities, or future non-clinical tests may indicate that our product candidates are not safe for use. Preclinical and non-clinical testing is expensive, time-consuming and has an uncertain outcome. In addition, success in initial non-clinical testing does not ensure that later non-clinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the non-clinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical and non-clinical testing may produce inconclusive or negative safety results, which may require us to conduct additional non-clinical testing or to abandon product candidates;
•	our product candidates may have unfavorable pharmacology or toxicity characteristics;
•	our product candidates may cause undesirable side effects such as negative immune responses that lead to complications;
•	our enrolled patients may have allergies that lead to complications after treatment; and
•	the FDA or other regulatory authorities may determine that additional safety testing is required.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales and marketing infrastructure or any experience in the sales, marketing or distribution of pharmaceutical products. We may seek additional third-party collaborators for the commercialization of our other product candidates. In the future, we may choose to build a focused sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved, which would be expensive and time-consuming. Alternatively, we may elect to outsource these functions to third parties. Either approach carries significant risks. For example, recruiting and training a sales force is expensive and time-consuming and, if done improperly, could delay a product launch and result in limited sales. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, manage and retain adequate numbers of effective sales and marketing personnel;
•	the inability of marketing personnel to develop effective marketing materials;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

The availability and amount of reimbursement, if approved, for our product candidates, if any, and the manner in which government and private payors may reimburse for any potential products, are uncertain.

In both U.S. and foreign markets, sales of any products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. The future magnitude of our revenues and profitability may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. We cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on our business, financial condition and results of operations.

In addition, in both the United States and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. The ability to obtain reimbursement of our products from these parties is a critical factor in the commercial success for any of our products. Failure to obtain appropriate reimbursement could result in reduced or no sales of our products.

Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly-approved health care products. There can be no assurance that our products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services. We, or our collaborators, may elect not to market future products in certain markets.

We may expend our limited resources to pursue a particular research program, product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and eventually product candidates for the indications that we believe are the most scientifically and commercially promising. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. If we do not accurately evaluate the scientific and commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

The United Kingdom’s vote to leave the European Union will have uncertain effects and could adversely affect us.

A majority of United Kingdom (U.K.) voters recently voted for the U.K. to exit the E.U. (“Brexit”). Negotiations are expected to shortly commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. and the rest of the world. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could impair our ability to transact business in E.U. countries and the basis on which we can operate in the E.U. could be limited or cease.

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Risks Relating to Our Stock

Our common stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We have not paid cash dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

The restatement of our previously issued financial statements could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

As discussed in Note 11, "Restatement" to the notes to our financial statements included in this Annual Report on Form 10-K, we are restating our previously issued financial statements for the year ended June 30, 2015. These restatements, and the misstatements that necessitated our review of our financial statements, could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

We plan to implement a number of additional procedures, in order to strengthen our accounting function and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense.

We identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, we may not be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

In connection with the audit of the financial statements of the Company for the years ended June 30, 2016 and 2015, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or U.S. GAAP, commensurate with our financial reporting requirements and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous adjustments to our financial statements were identified and made during the course of the audit.

We are currently not required to comply with Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our management or independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. In an effort to remediate the material weaknesses, we plan to increase the number of our finance and accounting personnel and hire a full-time global corporate controller.

Assessing our procedures to improve our internal control over financial reporting is an ongoing process. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future. Any material weaknesses we identify could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Risks Relating to Our Industry

The biopharmaceutical industry is subject to significant regulation and oversight in the United States, in addition to approval of products for sale and marketing.

In addition to FDA restrictions on marketing of biopharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain regulatory approval for any of our product candidates and begin commercializing such product candidates in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti-kickback statute. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with governmental regulations, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Health care reform measures could adversely affect our business.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In March 2010 the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•	new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	creation of the Independent Payment Advisory Board which, since 2014, has had the authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and
•	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs, biologics, and diagnostic tests and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement. This could harm our ability to generate revenues. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information,   changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

The industry in which we operate is highly regulated and the failure to obtain, or any delays in obtaining, regulatory approvals could adversely affect our ability to commercialize our candidates, if any, and generate revenue.

The industry in which we operates is highly regulated. Ultimate commercial success may be dependent upon its ability to obtain the necessary regulatory approvals for its product candidates, if any. To date we have neither submitted for, nor received, any regulatory certificates or approvals required to commercialize any product candidates. The task of obtaining appropriate regulatory clearance or approval for tests may be time consuming and costly. We will be required to demonstrate through clinical studies that our tests are effective for their intended purpose. There is no guarantee that its tests or processes will meet the applicable regulatory standards. The regulatory clearance or approval process may also require the expenditure of substantial resources, is uncertain and subject to delays. In addition, approval by a regulatory authority in one country does not ensure the approval by regulatory authorities of other countries. Failure to obtain, or any delays in obtaining, regulatory clearances or approvals could adversely affect our ability to commercialize its tests and generate revenue.

Risks Related to Third Parties

We may rely on third parties to conduct our non-clinical studies and our clinical studies. If these third parties do not perform as contractually required or expected, we may not be able to select product candidates or obtain market acceptance for our product candidates, if any, or we may be delayed in doing so.

We often rely on third parties, such as CROs, medical institutions, academic institutions, clinical investigators and contract laboratories, to conduct our clinical studies. We are responsible for confirming that our clinical studies are conducted in accordance with applicable regulations and in accordance with its general investigational plan and protocol. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical studies do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with Good clinical practice (GCP), do not adhere to our clinical study protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical study may be more costly than expected or budgeted, extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the target molecules or product candidates, if any, tested in such studies.

We may explore strategic collaborations that may never materialize or may fail.

We may, in the future, periodically explore a variety of possible strategic collaborations including international distributors and partners, in an effort to gain access to new product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and these strategic collaborations can be complicated and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing strategic collaborations.

Risks Related to Our Intellectual Property

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

Our success will depend, in part, on our ability to obtain patents, operate without infringing the proprietary rights of others and maintain trade secrets, both in the United States and other countries. Patent matters in the biotechnology and pharmaceutical industries can be highly uncertain and involve complex legal and factual questions. Accordingly, the validity, breadth and enforceability of our patents and the existence of potentially blocking patent rights of others cannot be predicted, either in the United States or in other countries.

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any of the currently pending patent applications or that claims granted on issued patents will be sufficient to protect our technology or adequately cover the actual products we may actually sell. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block our efforts to obtain additional patents. There also can be no assurance that our issued patents or pending patent applications, if issued, will not be challenged, invalidated, rendered unenforceable or circumvented or that the rights granted hereunder will provide us with proprietary protection or competitive advantages. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

In addition, competitors may manufacture and sell our potential products in those foreign countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. In addition, even where patent protection is obtained, third-party competitors may challenge our patent claims in the various patent offices, for example via opposition in the European Patent Office or reexamination or interference proceedings in the United States Patent and Trademark Office, or USPTO. The ability of such competitors to sell such products in the United States or in foreign countries where we have obtained patents is usually governed by the patent laws of the countries in which the product is sold.

We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted. Even if claims of infringement are without merit, any such action could divert the time and attention of management and impair our ability to access additional capital and/or cost us significant funds to defend.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	We or our licensors or strategic collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•	We or our licensors or strategic collaborators might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	It is possible that our pending patent applications will not lead to issued patents.
•	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
•	We may not develop additional proprietary technologies that are patentable.
•	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business, our current and pending patent portfolio and future intellectual property strategy. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome.

Our success also will depend, in part, on our refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our technology. It is uncertain whether the issuance of any third-party patents will require us to alter our products or processes, obtain licenses, or cease certain activities. Some third-party applications or patents may conflict with our issued patents or pending applications. Any such conflict could result in a significant reduction of the scope or value of our issued or licensed patents.

In addition, if patents issued to other companies contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease practicing those activities, including potentially manufacturing or selling any products deemed to infringe those patents. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products. Our failure to obtain a license to any technology that we may require to commercialize our products on favorable terms may have a material adverse impact on our business, financial condition and results of operations.

Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of others. The FDA has only recently published draft guidance documents for implementation of the Biologics Price Competition and Innovation Act (BPCIA) under the PPACA, related to the development of follow-on biologics (biosimilars), and detailed guidance for patent litigation procedures under this act has not yet been provided. If another company files for approval to market a competing follow-on biologic, and/or if such approval is given to such a company, we may be required to promptly initiate patent litigation to prevent the marketing of such biosimilar version of our product prior to the normal expiration of the patent. There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction or that any follow-on biologic would be found to infringe our patents.

In addition, if our competitors file or have filed patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the USPTO, could result in substantial costs to us, even if the eventual outcome is favorable to us. Such proceedings can be lengthy, are costly to defend and involve complex questions of law and fact, the outcomes of which are difficult to predict. Moreover, we may have to participate in post-grant proceedings or third-party ex parte or inter partes reexamination proceedings under the USPTO. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject us to significant liabilities, require us to license disputed rights from third parties, or require us to cease using such technology, any of which could have a material adverse effect on our business, financial condition and results of operations.

We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. For example, our manufacturing process involves a number of trade secret steps, processes, and conditions. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. We may fail in certain circumstances to obtain the necessary confidentiality agreements, or their scope or term may not be sufficiently broad to protect our interests.

If our trade secrets or other intellectual property become known to our competitors, it could result in a material adverse effect on our business, financial condition and results of operations. To the extent that we or our consultants or research collaborators use intellectual property owned by others in work for us, disputes may also arise as to the rights to related or resulting know-how and inventions.

The patent protection and patent prosecution for some of our target molecules and product candidates, if any, is dependent or may be dependent in the future on third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our target molecules and product candidates, if any, there may be times when platform technology patents or product-specific patents that relate to the target molecules or product candidates are controlled by our licensors. In addition, our licensors and/or licensees may have back-up rights to prosecute patent applications in the event that we do not do so or choose not to do so, and our licensees may have the right to assume patent prosecution rights after certain milestones are reached. If any of our licensing collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

We have licensed, or will license, from third parties certain technology necessary to develop and commercialize its therapeutics. If these licenses terminate, or if these third parties do not comply with the terms of the license, or if the underlying licensed patents are found to be invalid, our business could be negatively impacted.

We have licensed, or will license, from third parties, technology necessary to research, develop and commercialize LSD1. In return for the use of their technology, we have paid or agreed, or will agree, to pay the licensor certain fees. We may need to license additional technology to in the future. If these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms, our business could be negatively impacted.

We may incur significant expenses or be prevented from developing or commercializing our product candidates, if any, as a result of an intellectual property infringement claim.

Our commercial success depends in part on its ability to operate without infringing the patents and other proprietary rights of third parties. Infringement proceedings in the biopharmaceutical industry may be lengthy, costly and time-consuming and their outcome is uncertain. If we become involved in any patent litigation, interference or other administrative proceedings, it will incur substantial expense and the efforts of its technical and management personnel will be significantly diverted. As a result of such litigation or proceedings, we could lose our proprietary position and be restricted or prevented from developing, manufacturing and selling its product candidates, if any, incur significant damage awards, including punitive damages, or be required to seek third-party licenses that may not be available on commercially acceptable terms, if at all.

Risks Relating to Litigation

We are exposed to potential product liability or similar claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan, and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death.

We currently carry clinical trial liability insurance but there can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial volunteers;
•	costs of litigation;

•	distraction of management; and
•	substantial monetary awards to plaintiffs.

Should any of these events occur, it could have a material adverse effect on our business and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

ITEM 2.       PROPERTIES.

Our executive offices are located at 420 Lexington Avenue, 25th Floor, New York, NY 10170.

We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS.

We are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are currently quoted on the OTCQB under the trading symbol “RASP”. Our shares were previously quoted on the OTC Market from March 27, 2014 until September 27, 2016 under the trading symbol “ATVM.”. There have been no trades in our shares of common stock since March 27, 2014.

Our transfer agent is Philadelphia Stock Transfer,, Inc., 2320 Haverford Road, Ardmore, PA 19003.

Holders of our Common Stock

As of September 27, 2016, there were 76 registered stockholders holding 64,679,797 shares of our issued and outstanding common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any dividends or making any other distributions in the foreseeable future. The payment by us of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2016, we did not have any equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information that are included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward-Looking Statements” contained elsewhere in this Form 10-K. Additionally, you should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

For the year ended June 30, 2016, Rasna Therapeutics, Inc. (formerly Active With Me Inc.) (the “Company,” “we,” “us,” or “Parent”) was a company formed to create online resources that seamlessly offer travelers unique, highly relevant and user-friendly information on activity-based travel. The website was proposed to be designed to fill a void in the marketplace by offering third-party content and information to visitors in their activity of choice, while also having the ability to offer links to related clubs and organizations that provide additional information, as well as the potential for interactive experiences. The Company’s website www.activewithme.com was proposed to be designed to offer a fundamentally different experience than any other offering in today’s market. The Company’s plan was to design its website centered purely on activities and offer an ability to quickly access relevant content to the particular activity of choice.

As of June 30, 2016, the website had not yet been developed, and substantial additional development work and funding was needed before the website could be fully operational.

As of June 30, 2016, the Company had not earned any revenues.

Since inception until June 30, 2016 the Company has worked toward the introduction and development of its website that it intended to use to generate revenues.

Recent Developments

On August 15, 2016, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna DE and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna DE (the “Merger”), with Rasna DE surviving the Merger as a wholly-owned subsidiary of Parent. The Merger Agreement was approved by the Board of Directors of each of the Company, Merger Sub and Rasna DE, as well as the requisite stockholders. The Merger closed on August 15, 2016

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Going Concern

As of June 30, 2016, the Company had $134 in cash and an accumulated deficit of $(123,414). Net cash used in operating activities was $11,460 for the year ended June 30, 2016.

On August 15, 2016, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna Therapeutics, Inc., a Delaware corporation which is not related to the Company (“Rasna DE”) and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna DE (the “Merger”), with Rasna DE surviving the Merger as a wholly-owned subsidiary of the Company. As a result of the Merger, the Company is currently a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma. The Company expects to incur losses for the next several years as it expands its research, development and clinical trials. The Company is unable to predict the extent of any future losses or when it will become profitable, if at all. The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product its candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidate or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

Recent Accounting Pronouncements

On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved after the Requisite Service Period. The update is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in “Compensation-Stock Compensation (Topic 718)” as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. Management is currently evaluating this standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern. The guidance in this update applies to all entities and require their management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards. Specifically, the update (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, {3)provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The update will be effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. Management is currently evaluating this standard.

On June 12, 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which amends a number of topics in the FASB Accounting Standards Codification. The update is a part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. Certain amendments in the update require transition guidance and are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Management is currently evaluating this standard.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This is ASU requires the presentation of all deferred tax assets and liabilities as non- current in the consolidated balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating this standard.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. Management is currently evaluating this standard.

Results of Operations

Comparison of Years Ended June 30, 2016 and 2015:

Revenue

There were no revenues for the years ended June 30, 2016 and 2015 because we did not have any commercial products.

Operating Expenses

Operating expenses consisting of legal and professional expenses and general expenses for the year ended June 30, 2016 increased to $62,227 from $11,766 for the year ended June 30, 2015, an increase of $50,461. The increase is primarily attributable to an increase in general and administrative expenses as a result of increased activity preparing the company for the reverse merger.

Net Loss

Net loss for the year ended June 30, 2016 increased to $62,227 from $11,766 for the year ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $134 and current assets of $134. As of June 30, 2016, we had current liabilities in the amount of $72,573 and a working capital deficit of $72,439.

Net cash used in operating activities was $11,460 for the year ended June 30, 2016 compared to $12,931 for the year ended June 30, 2015. Net cash used in operating activities for the year ended June 30, 2016 was impacted by a net loss of $62,227 which was offset by accounts payable and accrued expenses of $50,542. Net cash provided by financing activities was $11,559 for the year ended June 30, 2016 compared to $6,631 for the year ended June 30, 2015. This increase of $4,928 was from an increase in loans payable from third parties.

The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We intend to continue our research efforts and to finance operations through debt and/or equity financings. We may seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. Similarly, there can be no assurance that we will be able to generate sufficient sales to cover the costs of our business operations.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We plan to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we become unable to continue as a going concern.

Contractual Obligations and Commitments

We have no material long-term contractual obligations as of June 30, 2016.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. Our exposure to market risk is confined to our cash and cash equivalents. We have cash and cash equivalents and invest primarily in high-quality money market funds, which we believe are subject to limited credit risk.

Capital Market Risk. We currently do not have any revenues because we do not have any commercial products and therefore depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and principal accounting officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or U.S. GAAP, commensurate with our financial reporting requirements and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous adjustments to our consolidated financial statements were identified and made during the course of the audits. In addition, as discussed in Note 11, "Restatement" to the notes to our financial statements included in this Annual Report on Form 10-K, we are restating our previously issued financial statements for the year ended June 30, 2015.

In an effort to remediate the material weaknesses, we plan to increase the number of our finance and accounting personnel and hire a full-time global corporate controller.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was ineffective as of June 30, 2016. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of September 27, 2016 and hold the positions set forth opposite their respective names.

Name	Age	Position
James Tripp	46	Acting Chief Executive Officer, Director

Kunwar Shailubhai	59	Director

Riccardo Dalla-Favara	63	Director

Jim Mervis	67	Director

John Brancaccio	68	Director

Alessandro Padova	47	Director

John Alex Martin	49	Director

James Tripp

Acting Chief Executive Officer, Director

Mr. Tripp is a global bio/pharmaceutical executive with over twenty years’ experience in biopharmaceutical operations and clinical R&D management. He has been involved in all phases of drug development from discovery through commercialization.  He started his career in pharmaceuticals while attending Harvard School of Public Health and at Massachusetts General Hospital in Boston, MA.  From 2012 to 2014 he was Director, Clinical Management at Novo Nordisk, A/S, where he managed the US project teams overseeing the insulin/GLP-1, Victoza®, and Saxenda® portfolios. From 2007 to 2012, Mr. Tripp was a Director at Regeneron Pharmaceuticals where he started as a Therapeutic Area Project Manager (TAPM) for inflammation programs, focusing on developing IL-1 Trap (Arcalyst®) and then creating and heading up the Compliance & Training group for the Clinical & Project Management Office. Earlier Mr. Tripp has also had senior roles on both Nasonex® and Clarinex® at Schering-Plough (now Merck) and overseeing global operations/managing the successful co-development collaborations with GSK, while at Bayer Pharmaceuticals on Baycol®, and while at Hoffman-La Roche on Boniva®.

Kunwar Shailubhai

Director

Dr. Shailubhai is a Co-Founder of Synergy Pharmaceuticals Inc. and has served as Chief Scientific Officer since 2008. From March 2004 until July 2008 he served as Senior Vice President, Drug Discovery, of Synergy which at that time was a subsidiary of Callisto Pharmaceuticals, Inc. (“Synergy DE”). From May 2003 until March 2004, Dr. Shailubhai served as Executive Vice President, Research and Development of Synergy DE. From 2001 to April 2003, Dr. Shailubhai held the position of Vice President, Drug Discovery at Synergy DE where he was chiefly responsible for the preclinical development of our GC-C agonist program for drugs to treat colon cancer and GI inflammation. Between 1993 and 2000, he was with Monsanto Company, serving as Group Leader of the cancer chemoprevention group. Dr. Shailubhai previously served as a Senior Staff Fellow at the National Institutes of Health, and as an Assistant Professor at the University of Maryland. Dr. Shailubhai received his Ph.D. in microbiology in 1984 from the University of Baroda, India, and his M.B.A. in 2001 from the University of Missouri, St. Louis.

Dr. Riccardo Dalla-Favera, MD

Director

Dr. Dalla-Favera is a leader in the field of molecular oncology and has made fundamental contributions to the field of cancer, especially in the study of the molecular genetics of B cell malignancies. As a researcher, he has contributed much of the current knowledge on the genetic lesions responsible for human B cell lymphoma, which have led to the development of diagnostic tests and are being tested as targets in clinical trials with lymphoma patients. A Columbia faculty member for more than 15 years, Dr. Dalla-Favera helped found and has led the Institute for Cancer Genetics at Columbia University since 1999. He is the Percy and Joanne Uris Professor of Pathology and Professor of Genetics & Development at the Columbia University College of Physicians and Surgeons. He is also a director of the Specialised Center for research on Lymphoma at Columbia University funded by the Leukemia Lymphoma Society. Dr. Dalla-Favera joined Columbia’s College of Physicians and Surgeons in the Department of Pathology in 1989. He completed a fellowship at the National Cancer Institute and was previously a faculty member at New York University School of Medicine. Dr. Dalla-Favera currently serves as a director of Tiziana Life Sciences plc. Dr. Dalla-Favera co-founded Therasis, Inc. in 2007 and has since served as a director of that company. He has been a member of the Scientific Advisory Board of Trovagene, Inc. since April 2010. He serves as a member of the Scientific Advisory Board of Xigen SA. Dr. Dalla-Favera was a director of the Herbert Irving Comprehensive Cancer Centre (HICCC) from 2005 to 2011. He has served as the Chair of the Scientific Advisory Board of the Yale Cancer Centre. He served as the Co-Chair of the National Centre Institute Program Review Group for Leukemia, Lymphoma and Myeloma and as a member of the boards of the Scientific Counsellors of the National Institute of Environmental Health and the National Cancer Institute.

Jim Mervis

Director

Mr. Mervis has been Managing Director of Bioscience Strategies NZ Limited, a consulting company, since March 2009. In addition, Mr. Mervis has been Chairman of CoDa Therapeutics, Inc. since 2006 and a director of Engender Technologies Ltd. since 2013. Mr. Mervis has been a Senior Advisor to the University of Auckland’s technology transfer arm Auckland Uniservices since 2010 and the New Zealand government’s Return On Science investment committee since 2013. Mr. Mervis has been Senior Advisor to Professor Roberto Pellicciari and his lab TES Pharma since 2012. He was a litigation associate at the New York firm of Rubin Wachtell Baum & Levin from 1973 to 1978. From 1979 to 1985, Mr. Mervis held senior executive positions in the pioneering days of cable television, pay television and home video, at Viacom International, Showtime Pay Television, CBS Video Enterprises and MGM/UA Home Entertainment. From 1985 to 1989, he was a key business development consultant to Virgin Communications, Childrens Television Workshop, EMI Music, Roy Orbison, Sergio Leone and Island Pictures. In 1990, he co-founded one of the first interactive media companies where he produced the interactive version of Stephen Hawking’s A Brief History of Time (released 1993). Mr. Mervis obtained his BS from Cornell University in 1969 and his JD from Fordham University School of Law in 1972.

John Brancaccio

Director

Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio served as a director of Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and has been a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since April 2004, as well as a director of Trovagene, Inc. since December 2005, Synergy Pharmaceuticals Inc. since July 2008 and ContraVir Pharmaceuticals, Inc. since December 2013.

Alessandro Padova

Director

Since October 2015, Dr. Padova has served as Chief Executive Officer of Fondazione Ri.MED, a foundation based in Sicily, that promotes, supports and leads biomedical and biotechnological research projects. From July 2014 to September 2015, Dr. Padova was Senior Director, Strategy and Business Development and from June 2013 to June 2014, Director of Strategic Alliances for IRBM Group in Rome, Italy, a diversified industrial group operating within the biotech and pharmaceutical sector. From May 2004 to March 2013, Dr. Padova was held various positions with Siena Biotech S.p.A., a drug discovery and development company, most recently as General Manager. Dr. Padova graduated from University of Kent with a degree in Chemistry and received his Ph.D. in Chemistry from University of Exeter.

John Alex Martin

Director

Mr. Martin has been Chief Executive Officer of Puricore Inc., a biopharmaceutical company focused on dermatology, ophthalmology, and rare diseases since 2015. From 2011 to 2015, Mr. Martin was President of Moksha8 Pharmaceuticals, Inc., an emerging markets pharmaceutical company. From 2009 to 2011, Mr. Martin was Managing Director of The Sophocles Group, a private consulting company. From 2007 to 2009, Mr. Martin was Chief Operating Officer of Intercept Pharmaceuticals, Inc. Mr. Martin graduated from Cornell University with a BA degree in Government and received his MBA from Harvard Graduate School of Business Administration.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Independence

We currently have seven directors serving on our board of directors.   Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350. Independent directors would not include anyone who, within the past three years, be employed by our Company or any parent or subsidiary of our Company or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our Board of Directors has determined that a majority of our directors do meet the independence requirements.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the Securities and Exchange Commission, or the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC.

The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee, Jim Mervis and John Alex Martin. Under the applicable rules and regulations of NASDAQ, each member of a company’s audit committee must be considered independent in accordance with NASDAQ Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of Mr. Brancaccio, Mr. Mervis and Dr. Alessandro is “independent” as that term is defined under applicable NASDAQ and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board plans to adopt a written charter setting forth the authority and responsibilities of the Audit Committee.

Compensation Committee

The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of our directors and executive officers. The Compensation Committee has responsibility for, among other things, (i) recommending to the Board for approval the overall compensation philosophy for our company and periodically reviewing the overall compensation philosophy for all employees to ensure it is appropriate and does not incentivize unnecessary and excessive risk taking, (ii) reviewing annually and making recommendations to the Board for approval, as necessary or appropriate, with respect to our compensation plans, (iii) based on an annual review, determining and approving, or at the discretion of the Compensation Committee, recommending to the Board for determination and approval, the compensation and other terms of employment of each of our officers, (iv) reviewing and making recommendations to the Board with respect to the compensation of directors, (v) overseeing our regulatory compliance with respect to compensation matters, (vi) reviewing and discussing with management, prior to the filing of our annual proxy statement or annual report on Form 10-K, our disclosure relating to executive compensation, including our Compensation Discussion and Analysis and executive and director compensation tables as required by SEC rules, and (vii) preparing an annual report regarding executive compensation for inclusion in our annual proxy statement or our annual report on Form 10-K. The Compensation Committee has the power to form one or more subcommittees, each of which may take such actions as may be delegated by the Compensation Committee.

 The Compensation Committee currently consists of Dr. Kunwar Shailubhai, Chairman of the Compensation Committee, John Alex Martin and Riccardo Dalla-Favera. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5602(a)(2). The Board plans to adopt a written charter setting forth the authority and responsibilities of the Compensation Committee.

Corporate Governance/Nominating Committee

 The Corporate Governance/Nominating Committee has responsibility for assisting the Board in, among other things, (i) effecting Board organization, membership and function, including identifying qualified board nominees, (ii) effecting the organization, membership and function of the committees of the Board, including the composition of the committees of the Board and recommending qualified candidates for the committees of the Board, (iii) evaluating and providing successor planning for the chief executive officer and our other executive officers, (iv) identifying and evaluating candidates for director in accordance with certain general and specific criteria, (v) developing and recommending to the Board Corporate Governance Guidelines and any changes thereto, setting forth the corporate governance principles applicable to us, and overseeing compliance with the our Corporate Governance Guidelines, and (vi) reviewing potential conflicts of interest involving directors and determining whether such directors may vote on issues as to which there may be a conflict. The Corporate Governance/Nominating Committee is responsible for identifying and evaluating candidates for director. Potential nominees are identified by the Board based on the criteria, skills and qualifications that are deemed appropriate by the Corporate Governance/Nominating Committee.

The Corporate Governance/Nominating Committee currently consists of John P. Brancaccio, chairman of the Corporate Governance/Nominating Committee and Dr. Kunwar Shailubhai. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5605(a)(2). The Board plans to adopt a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee.

Code of Business Conduct and Ethics

We plan to adopt a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

None of our executive officers have received any compensation for the last two fiscal years.

Grants of Plan-Based Awards During Fiscal Year

None

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

Stock Incentive Plan

Our board and a majority of our shareholders adopted the 2016 Equity Incentive Plan (the “Plan”) on July 19, 2016. The Plan reserves 3,000,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company.  As of September 27, 2016 options to purchase 2,962,375 shares of common stock are issued and outstanding.

Employment Agreements

We currently do not have any employment agreements with any of our executive officers.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the ownership of our common stock as of September 27, 2016, by:

•	each director;
•	each person known by us to own beneficially 5% or more of our Common Stock;
•	each officer named in the summary compensation table elsewhere in this report; and
•	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each beneficial owner is c/o 420 Lexington Avenue, New York, NY 10170.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)

Executive Officers and Directors :
James Tripp	0		-
Kunwar Shailubhai	3,101		*
Riccardo Dalla-Favara	185,800	(2)	*
Jim Mervis	185,800	(2)	*
John Alex Martin	0
John Brancaccio	0
Alessandro Padova	0
All executive officers and directors as a group (7 persons)	374,701		*
5% or Greater Stockholders:
Panetta Partners Ltd.(3)	8,801,804	(4)	13.5
TES Pharma Srl (5)	5,577,000	(6)	8.6
Eurema Consulting Srl (7)	5,577,000	(6)	8.6
MS Investment Holding, Inc. (8)	6,106,500		9.4
Howard I. Freedberg Revocable Trust (9)	5,924,854		9.2

*less than 1%

(1)	Based on 64,679,797 shares of our common stock issued and outstanding as of September 27, 2016.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)	Gabriele Cerrone is a director of Panetta Partners Ltd. and in such capacity holds voting and dispositive power over our securities held by such entity. Mr. Cerrone’s address is c/o Panetta Partners Ltd., Via Sant’ Andrea 18, Milan, Italy 20121.
(4)	Includes 314,500 shares of common stock issuable upon exercise of vested stock options.
(5)	Dr. Roberto Pellicciari holds voting and dispositive power over securities of the company held by such entity.
(6)	Includes 214,500 shares of common stock issuable upon exercise of vested stock options.
(7)	Brunangelo Falini holds voting and dispositive power over securities of the company held by such entity.
(8)	Morris Silverman holds voting and dispositive power over securities of the company held by such entity.
(9)	Howard Freedberg is the trustee of the Howard I. Freedberg Revocable Trust and in such capacity holds voting and dispositive power over securities of the company held by such entity.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties as of June 30, 2016 has, for the past two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2016 and June 30, 2015 for professional services rendered by BDO LLP with respect to June 30, 2016 and June 30, 2015 for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2016	Year Ended June 30, 2015

Audit Fees and Audit Related Fees	$40,170	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$40,170	$-

We have also included aggregate fees billed by Anton & Chia LLP, our predecessor auditors, for the years ended June 30, 2016 and June 30, 2015 for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods as follows:

	Year Ended June 30, 2016	Year Ended June 30, 2015
Audit Fees and Audit Related Fees	$4,731	$4,147
Tax Fees	-	-
All Other Fees	-	-
Total	$4,731	$4,147

In the above tables, “audit fees” are fees billed by our Company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO LLP, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO LLP.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2016, by and among Active With Me, Inc., Rasna Therapeutics, Inc. and Rasna Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on August 16, 2016).
3.1(a)

Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on September 26, 2016 and effective September (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 26, 2016)

3.1(b)	Certificate of Change of Active With Me, Inc., as filed with the Nevada Secretary of State on September 19, 2016 and effective September 20, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 26, 2016).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on August 16, 2016)
4.1	2016 Incentive Equity Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2016).
10.1	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of August 15, 2016 by Active With Me, Inc. and Active With Me Holdings, Inc. (Split-off) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 16, 2016).
10.2	Stock Purchase Agreement dated as of August 15, 2016 (Split-off) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 16, 2016).
21	List of Subsidiaries
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and principal financial officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2016 furnished in XBRL).
101.INS	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2016 furnished in XBRL).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2016	RASNA THERAPEUTICS, INC.

	By:	/s/ JAMES TRIPP
Director and Acting Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, James Tripp, his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JAMES TRIPP	Director, Acting Chief Executive Officer & President	September 28, 2016
James Tripp	(Principal Executive Officer and Financial and Accounting Officer)

/s/ KUNWAR SHAILUBHAI	Director	September 28, 2016
Kunwar Shailubhai

/s/ RICCARDO DALLA-FAVERA	Director	September 28, 2016
Riccardo Dalla-Favera

/s/ JIM MERVIS	Director	September 28, 2016
Jim Mervis

/s/ JOHN BRANCACCIO	Director	September 28, 2016
John Brancaccio

/s/ ALESSANDRO PADOVA	Director	September 28, 2016
Alessandro Padova

/s/ JOHN ALEX MARTIN	Director	September 28, 2016
John Alex Martin

RASNA THERAPEUTICS, INC.

(PREVIOUSLY ACTIVE WITH ME, INC.)

FINANCIAL STATEMENTS AND REPORT OF

INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

YEARS ENDED JUNE 30, 2016 AND JUNE 30, 2015

F-1

RASNA THERAPEUTICS, INC.

(PREVIOUSLY ACTIVE WITH ME, INC.)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders’

Rasna Therapeutics, Inc. (Previously Active with Me, Inc.)

New York, New York

We have audited the accompanying balance sheets of Rasna Therapeutics, Inc. (Previously Active with Me, Inc.) as of June 30, 2016 and 2015 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rasna Therapeutics, Inc. (Previously Active with Me, Inc.) at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO LLP

London, United Kingdom

September 28, 2016

RASNA THERAPEUTICS, INC.

(PREVIOUSLY ACTIVE WITH ME, INC.)

BALANCE SHEETS

Assets	June 30,	June 30,
	2016	2015
		(Restated)
Current assets	$	$
Cash and cash equivalents	134	35

Total current assets	134	35

Other assets	125	350

Total assets	259	385

Liabilities and Stockholders’ Deficit

Liabilities

Current liabilities
Accounts payable and accrued expenses	53,778	3,236
Loan payable – related parties	10,236	7,236
Loan payable – third parties	8,559	-

Current liabilities	72,573	10,472
Total liabilities	72,573	10,472

Stockholders’ deficit

Preferred Stock, $.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-

Common Stock, $.001 par value; 65,000,000 shares
authorized; 3,305,000 shares issued and outstanding	3,305	3,305

Additional paid in capital	47,795	47,795

Accumulated deficit	(123,414)	(61,187)

Stockholders’ deficit	(72,314)	(10,087)

Total liabilities and stockholders’ deficit	259	385

The accompanying notes are

an integral part of these financial statements

RASNA THERAPEUTICS, INC.

(PREVIOUSLY ACTIVE WITH ME, INC.)

STATEMENT OF OPERATIONS

	Year Ended June 30,	Year Ended June 30,
	2016	2015
		(Restated)
	$	$

Operating expenses:
General and administrative	62,227	11,766

Total operating expenses	62,227	11,766

Loss from operations	(62,227)	(11,766)

Loss before tax	(62,227)	(11,766)
Income tax	-	-
Net loss	(62,227)	(11,766)

Basic and Diluted Loss Per Share	(0.02)	(0.01)

Weighted average common shares outstanding – basic and diluted	3,305,000	3,305,000

The accompanying notes are

an integral part of these financial statements

RASNA THERAPEUTICS, INC.

(PREVIOUSLY ACTIVE WITH ME, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	$.001 Par Value		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
		$	$	$	$
Balance, July 1, 2014 (Restated)	3,305,000	3,305	47,795	(49,421)	1,679

Net loss (Restated)	-	-	-	(11,766)	(11,766)

Balance, June 30, 2015 (Restated)	3,305,000	3,305	47,795	(61,187)	(10,087)

Net loss	-	-	-	(62,227)	(62,227)

Balance, June 30, 2016	3,305,000	3,305	47,795	(123,414)	(72,314)

The accompanying notes are

an integral part of these financial statements

RASNA THERAPEUTICS, INC.

(PREVIOUSLY ACTIVE WITH ME, INC.)

STATEMENT OF CASH FLOWS

	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2015
		(Restated)
Cash flows from operating activities:	$	$
Net loss	(62,227)	(11,766)
Adjustments to reconcile net loss to cash used in operating activities:

Changes in operating assets and liabilities:
Other assets	225	-
Accounts payable and accrued expenses	50,542	(1,165)

Net cash used in operating activities	(11,460)	(12,931)

Cash flows from financing activities:
Proceeds from loan payable – third parties	8,559	-
Proceeds from loan payable – related parties	3,000	6,631
Net cash provided by financing activities	11,559	6,631

Net increase (decrease) in cash and cash equivalents	99	(6,300)

Cash, beginning of period	35	6,335

Cash, end of period	134	35
Supplemental Disclosure
Cash paid for income taxes	-	-
Cash paid for interest	-	-

The accompanying notes are

an integral part of these financial statements

Note 1 Nature of Business

Business Overview

Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) (the “Company” or “Rasna Successor”), was incorporated in the State of Nevada on December 6, 2012 to create a web-based service that will offer travelers unique, relevant and user-friendly information on activity-based travel.

Subsequent to June 30, 2016, on August 15, 2016, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna Therapeutics, Inc., a Delaware corporation which is not related to the Company (“Rasna Predecessor”) and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna Predecessor (the “Merger”), with Rasna Predecessor surviving the Merger as a wholly-owned subsidiary of the Company. As a result of the Merger, the Company is currently a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

The Company’s executive offices are located at 420 Lexington Avenue, 25th Floor, New York, NY 10170, and its telephone number is 201-994-9936.

Note 2 Basis of Presentation and Going Concern

Basis of presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The financial statements for the year ending June 30, 2015 presented herein have been restated to reflect certain expenses incorrectly recorded. Please see Note 10 Restatement for details .

Going Concern

As of June 30, 2016, the Company had $134 in cash and an accumulated deficit of $(123,414). Net cash used in operating activities was $11,460 for the year ended June 30, 2016.

As described in Note 9 Subsequent Events, the Company entered into a Merger Agreement in August 2016 resulting in additional capital available to satisfy existing liabilities and fund projected research and development expenditures. The Company expects to incur losses for the next several years as it expands its research, development and clinical trials. These financial statements have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved after the Requisite Service Period. The update is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in “Compensation-Stock Compensation (Topic 718)” as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. Management is currently evaluating this standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern. The guidance in this update applies to all entities and require their management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards. Specifically, the update (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The update will be effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. Management is currently evaluating this standard.

On June 12, 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which amends a number of topics in the FASB Accounting Standards Codification. The update is a part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. Certain amendments in the update require transition guidance and are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Management is currently evaluating this standard.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This is ASU requires the presentation of all deferred tax assets and liabilities as non current in the consolidated balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating this standard.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. Management is currently evaluating this standard.

Note 3 Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At June 30, 2016, and June 30, 2015 the company had no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Concentration of Risk

As of June 30, 2016 and June 30, 2015 the Company maintained its cash account at one commercial bank. The cash balance at June 30, 2016 and June 30, 2015, was within the FDIC coverage of deposits totaling $250,000 per owner.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our business, future changes in income tax law and variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred or needed to record no liability, interest and penalties during the years ended June 30, 2016 and 2015.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of June 30, 2016 and 2015 there were no common equivalent shares.

Note 4 Accounts Payable and Accrued Expenses

As of June 30, 2016, the Company had $53,778 in accounts payable and accrued expenses of which $42,170 is related to the Company’s audit fees accrued, $10,000 is related to the Company’s legal fees accrued and $1,600 is related to audit prep work and expected tax return fee accrued. As of June 30, 2015, the Company had $3,236 in accounts payable and accrued expenses of which $3,236 is related to the Company’s audit fees and other professional fees accrued.

Note 5 Loan Payable – Third Parties

During the year ended June 30, 2016, an unrelated third party paid $8,559 of the Company’s account payables on behalf of the Company, as a result, the Company owes a balance of $8,559 as June 30, 2016 to the third party. The amount is due upon demand by the third party and there are no other terms to the advance. There were no loans payable to third parties as of June 30, 2015.

Note 6 Loan Payable – Related Parties

On March 6, 2012, the Company received from its Director, President and shareholder, a loan of $605 which such proceeds were utilized to pay for initial organization costs of the Company.  During the year ended June 30, 2015, the Company received from its Director, President and shareholder an additional loan of $6,631, which such proceeds were utilized to pay for additional operating expenses of the Company.  During the year ended June 30, 2016, the Company received from it’s Director, President and shareholder, $3,000 which such proceeds were utilized to pay for operational expenses of the Company. The loans are not secured, have no specific maturity dates, bear no interest and the loans are expected to be repaid from future proceeds received by the Company.  There are no other terms to the loans. The balance of the loan payable to related parties in aggregate are $10,236 and $7,236, as of June 30, 2016 and June 30, 2015, respectively. Interest expense was zero during the years ended June 30, 2016 and 2015.

Note 7 Income Taxes

The pre-tax loss for the Company was $62,227 and $11,766 for the years ended June 30, 2016 and 2015, respectively.

At June 30, 2016 and 2015, the Company had approximately $123,000 and $61,000 available NOL’s for U.S. federal income tax purposes. The utilization of these NOLs is dependent upon the Company’s ability to generate sufficient future taxable income in the United States. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. As of June 30, 2016 and 2015 the Company has not recorded any deferred tax assets.

Note 8 Stockholders’ Deficit

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $0.001 par value preferred stock. As of June 30, 2016 and 2015 there was no preferred stock issued or outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $0.001 par value common stock. As of June 30, 2016 and 2015, there were 3,050,000, shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares

Since inception, the Company has issued 1,500,000 shares of its $0.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $15,000. There were no shares issued during the years ended June 30, 2016 and 2015.

Since inception, the Company has issued 1,805,000 shares of its $0.001 par value common stock for cash in the amount of $36,100 to 35 individual accredited investors. There were no shares issued during the years ended June 30, 2016 and 2015.

Note 9 Commitments and Contingencies

As of June 30, 2016, the Company has not entered into any material operating leases or other financial commitments.

Note 10 Subsequent Events

Merger

On August 15, 2016, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna Predecessor, a company not related to the Company and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna Predecessor (the “Merger”), with Rasna Predecessor surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement was approved by the Board of Directors of each of the Company. Merger Sub and Rasna Predecessor, as well as the requisite stockholders. The Merger closed on August 15, 2016

At the Effective Time of the Merger (as defined in the Merger Agreement):

-	Each share of common stock, par value $0.0001 per share, of Merger Sub that was outstanding immediately prior to the effective time was, by virtue of the Merger and without any action on the part of the holder thereof, converted into the right to receive one (1) share of common stock, $0.0001 par value, of Rasna Predecessor (the “Rasna Common Stock”), so that at the Effective Time, Parent was the holder of all of the issued and outstanding shares of Rasna Predecessor.

-	Each share of Rasna Common Stock beneficially owned by the stockholders of Rasna Predecessor (other than shares of Rasna Common Stock as to which appraisal rights are perfected pursuant to the applicable provisions of the Delaware General Corporate Law (“DGCL”) and not withdrawn or otherwise forfeited), was, by virtue of the Merger and without any action on the part of the holders thereof, converted into the right to receive .33 shares of common stock, par value $0.001, of the Company (the “Parent Common Stock”), with fractional shares of Parent Common Stock rounded up or down to the nearest whole share (the “Merger Consideration”).

-	Each share of Rasna Common Stock held in the treasury of Rasna Predecessor immediately prior to the effective time was cancelled in the Merger and ceases to exist.

-	The Merger Agreement provides that each holder of Rasna Common Stock, entitled to receive Merger Consideration pursuant to the Merger Agreement, will be subject to a lock-up restricting them from selling or otherwise disposing of any Merger Consideration for a period of twenty-four (24) months from the closing of the Merger.

-	Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger assets and liabilities to its wholly owned subsidiary, Active With Me Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of the Company in exchange for cancellation of an aggregate of 1,500,000 shares of the Company’s common stock held by such person (the “Split-Off”), which left 1,805,000 shares of the Company’s common stock held by persons who were stockholders of the Company prior to the Merger and which constitute the Company’s “public float” prior to the Merger that will continue to represent the shares of the Company’s common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

Following the closing of the Merger and the Company’s cancellation of 1,500,000 shares in the Split-Off, there were 19,901,471 shares of Parent Common Stock issued and outstanding.

The shares of Parent Common Stock issued to former holders of Rasna Common Stock in connection with the Merger were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares of common stock contain a legend stating the restrictions applicable to such securities.

At the closing of the Merger, James Tripp, Kunwar Shailubhai, Riccardo Dalla-Favera, Jim Mervis, John Alex Martin, John Brancaccio and Alessandro Padova were elected to the Parent’s Board of Directors and Sheri Strangway resigned from the Parent’s Board of Directors.  At the closing of the Merger, James Tripp was elected as the acting Chief Executive Officer and Chairman of the Parent. Sheri Strangway resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of Parent.

Grant of Stock Options

On September 1, 2016, the Company’s Board approved the grant of 100,000 stock options to each of Gabriele Cerrone, Jim Mervis and Riccardo Dalla-Favera for past services as a director. Such options vest upon grant. In addition, the Board approved the grant of 100,000 stock options to each of Jim Mervis, John Brancaccio, Alex Martin, Kunwar Shailubhai, Riccardo Dalla-Favera and 125,000 options to Alessandor Padova as Chairman. These options vest over 3 years from date of grant and for continuing services as a director. The Board also approved the grant of 50,000 options to each member of the Company’s Scientific Advisory Board who are Thomas Adams, Gary Jacob and Napoleone Ferrara. 25,000 of the options vest upon grant and 25,000 vest over 3 years. Further, the Board granted stock options to management of the Company. James Tripp, Acting CEO, received 125,000 options which vest over 3 years and Tiziano Lazzaretti, the Company’s accounting consultant received 100,000 options which vest over 3 years.

Stock Split and Name Change

On September 20, 2016, the Company filed a Certificate of Change in Nevada which effected a 3.25 for 1 forward stock split of its common stock for shareholders of record as of August 16, 2016 and increased the authorized number of shares of common stock to 200,000,000 shares. As of September 27, 2016, 64,679,797 shares of the Company’s common stock were issued and outstanding.

On September 26, 2016, the Company filed Amended and Restated Articles of Incorporation in Nevada which changed the name of the Company to Rasna Therapeutics, Inc.

Note 11 Restatement

The Company had expenses that were incorrectly recorded as such the financial statements as of and for the year ended June 30, 2015 have been restated to exclude those expenses in accounts payable and correct the net loss.

As of June 30, 2015	Amount As Originally Filed	Restatement adjustment	Restated Amount
Accumulated Deficit	$45,395	$4,026	$49,421
Accounts payable	4,201	965	3,236
Accumulated deficit	(62,152)	965	(61,187)

Year ended June 30, 2015
General and administrative expenses	(16,757)	4,991	(11,766)
Total operating expenses	(16,757)	4,991	(11,766)
Loss from operations	(16,757)	4,991	(11,766)
Net loss	(16,757)	4,991	(11,766)
Net loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares	3,305,000		3,305,000

