Form 10-Q
period 2016-09-30
Rasna Therapeutics Inc.
filed 2016-11-21
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 333-191083

RASNA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	39-2080103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

420 Lexington Ave, Suite 2525, New York, NY 10170

(Address of principal executive offices)   (Zip Code)

Telephone: (646) 396-4087

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,679,798 shares of common stock were issued and outstanding as of November 9, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,762,811	$-
Other receivables	14,187	-
Related party receivable	20,412	607,159
Total current assets	3,797,410	607,159

Other intangible assets	1,536,269	1,300,000
Goodwill	3,402,941	-
Total non current assets	4,939,210	1,300,000

Total assets	$8,736,620	$1,907,159

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$109,198	$78,227
Related party payables	740,656	550,000
Total current liabilities	849,854	628,227

Total liabilities	849,854	628,227

Commitments and Contingencies (Note 9)	-	-

Shareholders' equity
Common stock, $0.001 and $0.01 par value, respectively; 200,000,000 shares authorized, of which 64,679,798 and 35,650,289 are issued.	64,680	356,503
Additional paid-in capital	14,153,269	5,746,477
Accumulated deficit	(6,331,183)	(4,824,048)
Total shareholders' equity	7,886,766	1,278,932
Total liabilities and shareholders' equity	$8,736,620	$1,907,159

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	144,479	-	182,590	-
Research and development	642,522	-	642,522	-
Consultancy fees third parties	410,336	27,500	452,327	55,000
Consultancy fees related parties	87,500	87,500	175,000	162,500
Legal and professional fees	56,889	2,343	107,713	6,819
Total operating expenses	1,341,726	117,343	1,560,152	224,319

Loss from operations	(1,341,726)	(117,343)	(1,560,152)	(224,319)

Other expense:
Foreign currency transaction gain	50,356	-	53,017	-
Other expense	50,356	-	53,017	-

Loss from operations before income taxes	(1,291,370)	(117,343)	(1,507,135)	(224,319)

Income tax provision	-	-	-	-

Net loss	$(1,291,370)	$(117,343)	$(1,507,135)	$(224,319)

Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	61,746,656	38,234,935	55,115,345	38,234,935

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

 RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2016	35,650,289	$356,503	$5,746,477	$(4,824,048)	$1,278,932

Shares cancelled pursuant to reverse merger transaction	(35,650,289)	(356,503)	356,503	-	-
Shares issued pursuant to reverse merger transaction	54,837,790	548,378	7,126,622	-	7,675,000
Share based compensation	-	-	9,491	-	9,491
Net loss	-	-	-	(215,765)	(215,765)

Balance at June 30, 2016	54,837,790	$548,378	$13,239,093	$(5,039,813)	$8,747,658

.33 share exchange	(36,741,319)	(367,413)	-	-	(367,413)
Recapitalization	3,305,000	(159,563)	516,199	-	356,636
Cancellation of shares	(1,500,000)	(1,500)	-	-	(1,500)
3.25 for 1 Stock Split	44,778,327	44,778	-	-	44,778
Share based compensation	-	-	397,977	-	397,977
Net loss	-	-	-	(1,291,370)	(1,291,370)

Balance at September 30, 2016	64,679,798	$64,680	$14,153,269	$(6,331,183)	$7,886,766

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,507,135)	$(224,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	407,468	-
Changes in operating assets and liabilities:
Related party receivable	-	29,615
Accounts and other payables	(429,131)	32,204
Related party payables	175,000	162,500
Net cash used in operating activities	(1,353,798)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash balances from consolidation on acquisition of variable interest entity	5,116,609	-
Net cash provided by investing activities	5,116,609	-

Net increase in cash and cash equivalents	3,762,811	-

Cash, beginning of period	-	-

Cash, end of period	$3,762,811	$-

Non-cash transactions
Common stock issued for acquisition	7,675,000	-
Related party receivable balance canceled in acquisition	607,159	-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	GENERAL INFORMATION

Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) (the “Company” or “Rasna Successor”), is a company incorporated in the State of Nevada.

Rasna Therapeutics, Inc. (“Rasna Inc.”), is a company incorporated in the State of Delaware. Prior to May 17, 2016 Rasna Therapeutics, Inc. was a non-trading holding company with an investment in one subsidiary company, and also controlled an entity in which it was deemed the primary beneficiary.

Arna Therapeutics Limited (“Arna”) was a company incorporated in the British Virgin Islands under applicable law and regulation. Arna was incorporated on September 30, 2013. Arna only has one segment of activity which is that of a clinical stage biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of Leukemia.

On May 17, 2016, Rasna and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Arna. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna in exchange for shares of Arna.

The Merger is being treated as a reverse acquisition effected by a share exchange for financial accounting and reporting purposes since Arna’s operations, Board of Directors and Management will remain subsequent to the consummation of the transaction, however, the legal aquiror is Rasna Inc. As a result, the historical operations that are reflected in these financial statements are those of Arna, and the assets acquired and liabilities assumed and in the transaction with Rasna Therapeutics, Inc have been written to fair value in accordance with ASC 805, Business Combinations. Refer to Note 3 - Acquisitions, for more information related to the transaction.

On August 15, 2016, Active With Me, Inc., entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna, Inc., and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Active With Me, Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna, Inc. (the “Merger”), with Rasna, Inc. surviving the Merger as a wholly-owned subsidiary of Active With Me, Inc. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Active With Me’s operations were disposed of prior to the consummation of the transaction.  Rasna Successor is treated as the accounting acquirer as its stockholders control the Company after the Exchange Agreement, even though Active With Me, Inc. was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Rasna Successor as if Rasna Successor had always been the reporting company.  Since Active With Me, Inc. had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

The Company only has one segment of activity which is that of a clinical stage biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of Leukemia.

These financial statements are presented in United States dollars (“USD”) which is also the functional currency of the primary economic environment in which the Company operates. Foreign operations are included in accordance with policies set out in note 2 below.

2.	ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated.

Basis of preparation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics Limited (“Rasna UK”) and Rasna Inc., Management noted that equity investment in Rasna UK is not sufficient to fund its operations. Accordingly, Rasna Inc. is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna Inc. to fund its operations, and has power to direct its significant activities. As a result, Rasna Inc. consolidates this variable interest entity.

The interim condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna Inc. for the period from May 17, 2016 through September 30, 2016. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

Business Combinations

Management accounts for business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The amounts reflected within the Note 3 - Acquisitions are the results of the preliminary purchase price allocation and will be updated upon completion of the final valuation report. Management is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined in accordance with Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).

Going concern

The Company is subject to a number of risks similar to those of other pre-commercial stage companies, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and obtaining related regulatory approvals of its pipeline products, suppliers and collaborators, successful protection of intellectual property, competition with larger, better-capitalized companies, successful completion of the Company's development programs and, ultimately, the attainment of profitable operations are dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company's cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at September 30, 2016, had an accumulated deficit of $6,331,183, a net loss for the six months ended September 30, 2016 of $1,507,135 and net cash used in operating activities of $1,353,798.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Group has sufficient funds to continue operating until the end of the third quarter of 2017, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. These conditions, among others, raise substantial doubt about the Group's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern. This basis of accounting contemplates the recovery of the Group's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Group's cost structure.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to the fair values of stock based awards, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, related party balances, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets, including nonmarketable equity securities, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of related party receivables.

Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and bear minimal risk. Management believes that the institutions that hold our instruments are financially sound and are subject to minimal credit risk.

Cash and cash equivalents

Cash and cash equivalents consists of cash on deposit with banks with an original maturity of three months or less.

Goodwill and Intangible assets

Intangible assets are made up of in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). IPR&D assets represent the fair value assigned to acquired technologies, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, have not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test.  Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recognized only when the implied fair value of the Company’s reporting unit’s goodwill is less than its carrying amount.

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of the six months ended September 30, 2016 or 2015.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Research and development

Expenditure on research and development is charged to the statements of operation in the year in which it is incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditure is capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, the Company has not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available for tax reporting purposes, as well as other relevant factors. A valuation allowance may be established to reduce deferred tax assets to the amount that management believes is more likely than not to be realized. Due to inherent complexities arising from the nature of the business, future changes in income tax law and variances between actual and anticipated operating results, management makes certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the six months ended September 30, 2016 and 2015.

Foreign Currency

Items included in the financial statements are measured using their functional currency, being the currency of the primary economic environment in which the company operates. The financial statements are presented in United States Dollar (“USD”), which is the company’s functional and presentational currency.

Foreign currency transactions are translated using the rate of exchange applicable at the date of the transaction. Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-translation at the year end of monetary assets and liabilities denominated in foreign currencies are recognized in the statements of operations.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2016 and March 31, 2016 there were no common equivalent shares.

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended September 30,
	2016 (Unaudited)	2015 (Unaudited)
Net loss for the period	$(1,291,370)	$(117,343)

Weighted average number of shares	61,746,656	38,234,935

Net loss per share (basic and diluted)	$(0.02)	$(0.00)

	For the Six Months Ended September 30,
	2016 (Unaudited)	2015 (Unaudited)
Net loss for the period	$(1,507,135)	$(224,319)

Weighted average number of shares	55,115,345	38,234,935

Net loss per share (basic and diluted)	$(0.03)	$(0.01)

Equity-Based Payments to Non-Employees

The Company offers stock-based compensation awards based on fair value as of the grant date. Management uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on the dates of grant.

Given the limited history with employee grants, the “simplified” method is used for estimating the expected term for stock option awards. The “simplified” method, is calculated as the average of the contractual term and the average vesting period. Estimated volatility is based upon the historical volatility of similar entities whose share prices are publicly available, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted, with a maturity equal to the expected term of the stock option award. The expected dividend assumption is based on the current expectations about the Company’s anticipated dividend policy.

The fair value of an award expected to vest on a straight-line basis is amortized over the requisite service period of the award, which is generally the period from the grant date to the end of the vesting period. For awards with service only conditions and a graded vesting schedule, management elected to recognize costs on a straight-line basis. The Company uses historical data to estimate the number of future forfeitures.

3.	ACQUISITIONS

The following transactions were accounted for using the purchase accounting method which requires, among other things, that the assets acquired and liabilities assumed are recognized at their acquisition date fair value.

On May 5, 2016, Rasna UK sold its intellectual property to Falconridge, a subsidiary of Rasna, for a note payable in the amount of $236,269. Rasna UK is considered a VIE and consolidated in these financial statements, however, is not an entity under common control as Rasna controlled both Falconridge and Rasna UK at the time of the transaction, this transaction eliminates on consolidation.

On May 17, 2016, Rasna and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization with Arna. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna in exchange for shares of Arna. Arna was deemed to be the accounting acquirer because Rasna and Falconridge Holdings Limited were non-trading holding companies and Arna’s operations will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity. Further, 65% of the voting interest in Rasna was acquired by Arna shareholders in connection with the transaction. Therefore, the assets and liabilities of the acquired entity, Rasna, were written to fair value in accordance with the Acquisition Method prescribed in ASC 805, Business Combinations.

The consideration transferred was measured based upon the share price recently received during a non-public equity raise in Rasna, during which non-related investors paid $0.40 per share of common stock. During the acquisition transaction, 19,187,500 of 54,837,790 shares were issued to legacy Rasna shareholders, which results in consideration transferred to the acquiree’s shareholders of $7,675,000.

The preliminary purchase price allocation as of the date of acquisition is set forth in the table below and reflects various preliminary fair value estimates and analysis. These estimates are subject to change during the purchase price allocation period (up to one year from the acquisition date) as valuations are finalized. The Company’s allocation of the purchase price in connection with the acquisition was calculated as follows:

Balance as of
May 17, 2016

Share consideration transferred	$7,675,000
Forgiveness of receivable	607,159
Consideration transferred	$8,282,159

Less: Fair value of assets acquired
Cash and cash equivalents	(5,116,609)
Other receivables	(14,187)
Related party receivables	(20,412)
Intellectual property	(236,269)

Plus: Liabilities assumed
Accounts payable and accrued expenses	492,603
Related party payables	15,656

Goodwill	$3,402,941

Of the above assets acquired and liabilities assumed, the intellectual property acquired was owned by Falconridge and the residual assets acquired and liabilities assumed comprised the VIE that was controlled by Rasna, Inc.

Active With Me, Inc.

On August 15, 2016, Active With Me, Inc., entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna, Inc., and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Active With Me, Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna, Inc. (the “Merger”), with Rasna, Inc. surviving the Merger as a wholly-owned subsidiary of Active With Me, Inc. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Active With Me’s operations were disposed of prior to the consummation of the transaction.  Rasna Successor is treated as the accounting acquirer as its stockholders control the Company after the Exchange Agreement, even though Active With Me, Inc. was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Rasna Successor as if Rasna Successor had always been the reporting company.  Since Active With Me, Inc. had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of Rasna Successor to a former officer and director of Active With Me, Inc. in exchange for cancellation of an aggregate of 1,500,000 shares of Rasna Successor’s common stock held by such person.

In connection with the share exchange, each share of Rasna, Inc was exchanged for the right to receive .33 shares in Active With Me, Inc. Once issued, the new shares were combined with the 3,305,000 common shares held by legacy Active With Me, Inc. shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy Active With Me shareholder that effectively spun off the remaining assets of Active With Me in connection with the transaction. Finally, subsequent to the transaction, the legal acquirer executed a 3.25 for 1 stock split on its common shares. Historical common stock amounts and additional paid-in capital have been adjusted for the effect of the share splits executived in connection with the Merger transaction at the time of the Merger, as the stock splits occurred in conjunction with the Merger transaction. Following the closing of the Merger and Rasna Successor’s cancellation of 1,500,000 shares in the Split-Off, there were 19,901,471 shares of Rasna Successor issued and outstanding, which once effected for the 3.25 for 1 reverse stock split, resulted in 64,679,798 shares outstanding in the combined entity.

4.	GOODWILL AND INTANGIBLE ASSETS

As noted in Note 3 - Acquisitions, on May 17, 2016, there was a transaction where the Company acquired an entity and, at initial purchase price, it was determined that there was $236,269 of intellectual property and $3,402,941 of Goodwill.

Goodwill

The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

Goodwill

Balance at March 31, 2016	$-
Acquisition of Rasna and its subsidiaries	3,402,941
Balance at September 30, 2016	$3,402,941

Intangible Assets

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the periods ended September 30, 2016 or September 30, 2015.

The following table summarizes the Company’s intangible assets as of the following periods:

	Six Months Ended September 30, 2016 (Unaudited)
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
In-process research and development	Indefinite	$1,300,000	$-	$-	$1,300,000
Intellectual Property	Indefinite	-	236,269	-	236,269
		$1,300,000	$236,269	$-	$1,536,269

	Six Months Ended March 31, 2016 (Unaudited)
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
In-process research and development	Indefinite	$1,300,000	$-	$-	$1,300,000
		$1,300,000	$-	$-	$1,300,000

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	September 30, 2016 (Unaudited)	March 31, 2016
Accounts payable	$30,971	$-
Accrued expenses	78,227	78,227
	$109,198	$78,227

6.	ISSUANCE OF COMMON STOCK

As discussed in Note 3 - Acquisitions, on May 17, 2016, the Company completed a reverse merger whereby 35,650,289 shares of Arna were canceled and converted to a right to receive 35,650,289 shares of the Company’s stock. In effect, as a result of the share exchange, an additional 19,187,500 shares were ultimately issued to previous Rasna non-affiliate shareholders at a price of $0.40 per share of common stock. Management used the price of $0.40 per share of common stock based on the value of shares used by Rasna in its equity raise that occurred in April 2016, where such shares were issued in contemplation of the merger transaction occurring in May 2016.

In addition, as noted in the Reverse Recapitalization section of Note 1, the Company effectively completed a 1 for 3 share exchange prior to the Merger, and then issued 3,305,000 common shares to legacy Active With Me shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy Active With Me shareholder that effectively spun off the remaining assets of Active With Me in connection with the transaction. Finally, subsequent to the transaction, the Company executed a 3.25 for 1 stock split on its common shares. Common stock amounts and additional paid-in capital have been adjusted for the effect of the share splits executived in connection with the Merger transaction at the time of the Merger, as the stock splits occurred in conjunction with the Merger transaction.

7.	RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions as of September 30, 2016 and March 31, 2016.

(1)	Eurema Consulting S.r.l.

Eurema Consulting S.r.l. was a significant shareholder of Arna Therapeutics Limited. During the three months ended September 30, 2016 and three months ended September 30, 2015, Eurema Consulting S.r.l. supplied Arna Therapeutics Limited with consulting services amounting to $25,000 and $25,000, respectively. During the six months ended September 30, 2016 and six months ended September 30, 2015, Eurema Consulting S.r.l. supplied Arna Therapeutics Limited with consulting services amounting to $25,000 and $50,000, respectively. As of September 30, 2016, and March 31, 2016, Eurema Consulting S.r.l was owed $275,000 and $225,000, respectively, by Arna Therapeutics Limited.

(2)	Non-corporate related parties.

Riccardo Dalla Favera

Riccardo Dalla Favera is a Director of Rasna Therapeutics Inc. In the three months ended September 30, 2016 and 2015, Riccardo Dalla Favera charged the Company $18,750 and $6,250, respectively, in respect of consultancy fees. During the six months September 30, 2016 and 2015 Riccardo Dalla Favera charged the Company $25,000 and $12,500, respectively, in respect of consultancy fees. As of September 30, 2016, and March 31, 2016 the balance due to Riccardo Dalla Fevera was $68,849 and $56,250, respectively.

James Mervis

James Mervis is a Director of Rasna Therapeutics Inc. In the three months ended September 30, 2016 and 2015, James Mervis charged the Company $9,406 and $6,250, respectively, in respect of consultancy fees, travel and reimbursement of professional fees. During the six months ended September 30, 2016 and 2015, James Mervis charged the Company $12,500 and $6,250, respectively, in respect of consultancy fees, travel and reimbursement of professional fees. As of September 30, 2016, and March 31, 2016 the balance due to James Mervis was $46,807 and $34,406, respectively.

Gabriele Cerrone

Gabriele Cerrone is a Director of Rasna Therapeutics Inc. In the three months ended September 30, 2016 and 2015, Gabriele Cerrone charged the Company $25,000, and $25,000, respectively, in respect of consultancy fees. During the six months ended September 30, 2016 and 2015, Gabriele Cerrone charged the Company $50,000, and $50,000, respectively, in respect of consultancy fees. As of September 30, 2016, and March 31, 2016, the balance due to Gabriele Cerrone was $175,000 and $125,000, respectively.

Roberto Pellicceri

Roberto Pellicceri is a Director of Rasna Therapeutics Inc. and sole shareholder of TES Pharma Srl. In the three months ended September 30, 2016 and 2015, Roberto Pellicceri charged the Company $25,000 and $25,000, respectively, in respect of consultancy fees. During the six months ended September 30, 2016 and 2015, Roberto Pellicceri charged the Company $50,000 and $50,000 respectively, in respect of consultancy fees. As of September 30, 2016, and March 31, 2016, the balance due to Roberto Pellicceri was $175,000 and $125,000, respectively.

There is no interest charged on the balances with related parties. There are no defined repayment terms and such amounts can be called for payment at any time.

8.	STOCK-BASED COMPENSATION

The Company adopted a new stock option plan in July 2016. Historically, the Company has awarded stock grants to certain of its consultants that did not contain any performance or service conditions. Compensation expense included in the Company’s consolidated statement of operations includes the fair value of the awards at the time of issuance.

2016 EQUITY INCENTIVE PLAN

On July 19, 2016, the Company adopted its 2016 Equity Incentive Plan (the "Equity Incentive Plan"). The plan was established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 3,000,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan. During the six months ended September 30, 2016, an aggregate of 1,300,000 shares were granted under the Equity Incentive Plan.

The fair values of stock option grants during the six months ended September 30, 2016 were calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the six months ended September 30, 2016, 1,300,000 options were granted by the Company. No stock options were granted in the six months ended September 30, 2015. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the six months ended September 30, 2016:

Six Months Ended September 30, 2016
Expected life (years)	3
Expected volatility	137%
Expected dividend yield	—%
Risk-free interest rate	1.06%
Weighted average fair value of options granted during the period	$1.03

Estimated volatility is based upon the historical volatility of two similar entities whose share prices are publicly available, as the Company did not have sufficient trading history for its common stock.

The following table summarizes stock option activity for the six month period ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at March 31, 2016	1,662,375	0.20	7.32

Granted	1,300,000	0.40

Exercised	—	—

Forfeited and Expired	—	—

Outstanding balance at September 30, 2016	2,962,375	0.28	8.46	$524,589

Options exercisable at September 30, 2016	1,222,275	0.26	8.12	$249,012

There were no options exercised during the six month period ended September 30, 2016 or 2015. Options for the purchase of an aggregate of 375,000 shares of common stock vested during the six month period ended September 30, 2016, and the aggregate fair value at grant date of these options was $386,250. As of September 30, 2016, there was approximately $1,068,645 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.83 years. The charge related to share based compensation to non employees is included within the Consultancy fees third parties expense category in the unaudited condensed consolidated interim financial statements.

9.	COMMITMENTS AND CONTINGENCIES

There are no material commitments and contingencies at September 30, 2016 and March 31, 2016.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed on September 28, 2016 under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed on September 28, 2016.

We assume no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Rasna,",” the “Company,” “we,” “us,” and “our” refer to Rasna Therapeutics, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

Company Background

Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) (the “Company” or “Rasna Successor”), was incorporated in the State of Nevada on December 6, 2012.

Arna Therapeutics Limited (“Arna”) is a company incorporated in the British Virgin Islands under applicable law and regulation. Arna was incorporated on September 30, 2013. Arna only has one segment of activity which is that of a clinical stage biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia.

Rasna Therapeutics Limited (“Rasna UK”) is a private limited company incorporated in England and Wales under the U.K. Companies Act on February 10, 2014 (inception). Rasna UK only has one segment of activity which is that of research and development in clinical drugs for the treatment of leukemia. As of March 31, 2016, Rasna UK has a wholly owned subsidiary, Falconridge Holdings Limited (“Falconridge”) which has been dormant since its inception.

On April 27, 2016, Rasna UK sold its stake in Falconridge to Rasna Therapeutics, Inc., a Delaware Corporation (“Rasna, Inc.”) for $1. This entity had no operations, no assets or liabilities as at this date.

On May 17, 2016, Rasna and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Arna. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna in exchange for shares of Arna.

The Merger is being treated as a reverse acquisition effected by a share exchange for financial accounting and reporting purposes since Arna’s operations, Board of Directors and management will remain subsequent to the consummation of the transaction, however, the legal aquiror is Rasna Therapeutics, Inc.   As a result, the historical operations that are reflected in these financial statements are those of Arna, and the assets acquired and liabilities assumed and in the transaction with Rasna Therapeutics, Inc have been written to fair value in accordance with ASC 805, Business Combinations. Refer to Note 3 - Acquisitions, for more information related to the transaction.

On August 15, 2016, the Company, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna, Inc., and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna, Inc. (the “Merger”), with Rasna, Inc. surviving the Merger as a wholly-owned subsidiary of the Company. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

On September 20, 2016, the Company filed a Certificate of Change in Nevada which effected a 3.25 for 1 forward stock split of its common stock for shareholders of record as of August 16, 2016 and increased the authorized number of shares of common stock to 200,000,000 shares.

The Company only has one segment of activity which is that of a clinical stage biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia.

Acquisitions

Falconridge

The following transactions were accounted for using the purchase accounting method which requires, among other things, that the assets acquired and liabilities assumed are recognized at their acquisition date fair value.

On May 5, 2016, Rasna UK sold its intellectual property to Falconridge, a subsidiary of Rasna, Inc., for a note payable in the amount of $236,269. The fair value of the intellectual property was deemed to be the $236,269 based on the consideration received.

On May 17, 2016, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna, Inc. in exchange for shares of Arna. On this day, Rasna, Inc. and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization with Arna. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna, Inc. in exchange for shares of Arna. Arna was deemed to be the accounting acquirer because Rasna, Inc. and Falconridge Holdings Limited were non-trading holding companies and Arna’s operations will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity. Further, 65% of the voting interest in Rasna, Inc. was acquired in connection with the transaction. Therefore, the assets and liabilities of the acquired entity, Rasna, Inc., were written to fair value in accordance with the Acquisition Method prescribed in ASC 805, Business Combinations.

The consideration transferred was measured based upon the share price recently received during a non-public equity raise in Rasna, Inc., during which non-related investors paid $0.40 per share of common stock. During the acquisition transaction, 19,187,500 of 54,837,790 shares were issued to legacy Rasna, Inc. shareholders, which results in consideration transferred to the acquiree’s shareholders of $7,675,000.

Rasna

On August 15, 2016, Active With Me, Inc., entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna, Inc., and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Active With Me, Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna, Inc. (the “Merger”), with Rasna, Inc. surviving the Merger as a wholly-owned subsidiary of Active With Me, Inc. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Active With Me’s operations were disposed of prior to the consummation of the transaction.  Rasna Successor is treated as the accounting acquirer as its stockholders control the Company after the Exchange Agreement, even though Active With Me, Inc. was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Rasna Successor as if Rasna Successor had always been the reporting company.  Since Active With Me, Inc. had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of Rasna Successor to a former officer and director of Active With Me, Inc. in exchange for cancellation of an aggregate of 1,500,000 shares of Rasna Successor’s common stock held by such person.

In connection with the share exchange, each share of Rasna, Inc was exchanged for the right to receive .33 shares in Active With Me, Inc. Once issued, the new shares were combined with the 3,305,000 common shares held by legacy Active With Me, Inc. shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy Active With Me shareholder that effectively spun off the remaining assets of Active With Me in connection with the transaction. Finally, subsequent to the transaction, the legal acquirer executed a 3.25 for 1 stock split on its common shares. Historical common stock amounts and additional paid-in capital have been retroactively adjusted for the effect of the share splits executive in connection with the Merger transaction. Following the closing of the Merger and Rasna Successor’s cancellation of 1,500,000 shares in the Split-Off, there were 19,901,471 shares of Rasna Successor issued and outstanding, which once effected for the 3.25 for 1 reverse stock split, resulted in 64,679,798 shares outstanding in the combined entity.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2– “Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Basis of preparation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics (“Rasna UK”) and Rasna, Management noted that equity investment in Rasna UK is not sufficient to fund its operations. Accordingly, Rasna is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna to fund its operations, and has power to direct its significant activities. As a result, Rasna consolidates this variable interest entity.

The interim condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna for the period from May 17, 2016 through September 30, 2016. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

Business Combinations

Management accounts for business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The amounts reflected within the Note 3 - Acquisitions are the results of the preliminary purchase price allocation and will be updated upon completion of the final valuation report. Management is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined in accordance with ASU 2015-16.

Going concern

The Company is subject to a number of risks similar to those of other pre-commercial stage companies, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and obtaining related regulatory approvals of its pipeline products, suppliers and collaborators, successful protection of intellectual property, competition with larger, better-capitalized companies, successful completion of the Company's development programs and, ultimately, the attainment of profitable operations are dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company's cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at September 30, 2016, had an accumulated deficit of $6,331,183, a net loss for the six months ended September 30, 2016 of $1,507,135 and net cash used in operating activities of $1,353,798.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Group has sufficient funds to continue operating until the end of the third quarter of 2017, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. These conditions, among others, raise substantial doubt about the Group's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. This basis of accounting contemplates the recovery of the Group's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Group's cost structure.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to the fair values of stock based awards, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, related party balances, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets, including nonmarketable equity securities, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of related party receivables.

Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and bear minimal risk. Management believes that the institutions that hold our instruments are financially sound and are subject to minimal credit risk.

Cash and cash equivalents

Cash and cash equivalents consists of cash on deposit with banks with an original maturity of three months or less.

Goodwill and Intangible assets

Intangible assets are made up of in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). IPR&D assets represent the fair value assigned to acquired technologies, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, have not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects at which time they will be amortized on a straight-line basis over the shorter of their economic or legal useful life.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test.  Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recognized only when the implied fair value of the Company’s reporting unit’s goodwill is less than its carrying amount.

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of the six months ended September 30, 2016 or 2015.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Research and development

Expenditure on research and development is charged to the statements of operation in the year in which it is incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditure is capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, the Company has not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available for tax reporting purposes, as well as other relevant factors. A valuation allowance may be established to reduce deferred tax assets to the amount that management believes is more likely than not to be realized. Due to inherent complexities arising from the nature of the business, future changes in income tax law and variances between actual and anticipated operating results, management makes certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the six months ended September 30, 2016 and 2015.

Foreign Currency,

Items included in the financial statements are measured using their functional currency, being the currency of the primary economic environment in which the company operates. The financial statements are presented in United States Dollar (“USD”), which is the company’s functional and presentational currency.

Foreign currency transactions are translated using the rate of exchange applicable at the date of the transaction. Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-translation at the year end of monetary assets and liabilities denominated in foreign currencies are recognized in the statements of operations.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2016 and March 31, 2016 there were no common equivalent shares.

Equity-Based Payments to Non-Employees

The Company offers stock-based compensation awards based on fair value as of the grant date. Management uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on the dates of grant.

Given the limited history with employee grants, the “simplified” method is used for estimating the expected term for stock option awards. The “simplified” method, is calculated as the average of the contractual term and the average vesting period. Estimated volatility is based upon the historical volatility of similar entities whose share prices are publicly available, as the Company did not have sufficient trading history for its common stock. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted, with a maturity equal to the expected term of the stock option award. The expected dividend assumption is based on the current expectations about the Company’s anticipated dividend policy.

The fair value of an award expected to vest on a straight-line basis is amortized over the requisite service period of the award, which is generally the period from the grant date to the end of the vesting period. For awards with service only conditions and a graded vesting schedule, management elected to recognize costs on a straight-line basis. The Company uses historical data to estimate the number of future forfeitures.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended of September 30, 2016 and 2015

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended September 30,
	2016 (Unaudited)	2015 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	144,479	-
Research and development	642,522	-
Consultancy fees third parties	410,336	27,500
Consultancy fees related parties	87,500	87,500
Legal and professional fees	56,889	2,343
Total operating expenses	1,341,726	117,343

Loss from operations	(1,341,726)	(117,343)

Other expense:
Foreign currency transaction gain	50,356	-
Other expense	50,356	-

Net loss	$(1,291,370)	$(117,343)

Revenues

There were no revenues for the three months ended September 30, 2016 and 2015 because Rasna Therapeutics, Inc. does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended September 30, 2016 increased to $1,341,726 from $117,343 for the three months ended September 30, 2015, an increase of $1,224,383. The increase is primarily attributable to increased research and development activity in conjunction with additional general administrative costs.

Net Loss

Net loss for the three months ended September 30, 2016 increased to $1,291,370 from $117,343 for the three months ended September 30, 2015, an increase of $1,174,027. The increase is primarily attributable to increased research and development cost associated with licensing agreements, offset by an increase in foreign currency transaction gains.

Results of Operations for the Six Months Ended of September 30, 2016 and 2015

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended September 30,
	2016 (Unaudited)	2015 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	182,590	-
Research and development	642,522	-
Consultancy fees third parties	452,327	55,000
Consultancy fees related parties	175,000	162,500
Legal and professional fees	107,713	6,819
Total operating expenses	1,560,152	224,319

Loss from operations	(1,560,152)	(224,319)

Other expense:
Foreign currency transaction gain	53,017	-
Other expense	53,017	-

Net loss	$(1,507,135)	$(224,319)

Revenues

There were no revenues for the six months ended September 30, 2016 and 2015 because Rasna Therapeutics, Inc. does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the six months ended September 30, 2016 increased to $1,560,152 from $224,319 for the six months ended September 30, 2015, an increase of $1,335,833. The increase is primarily attributable to increased research and development activity in conjunction with increased general and administrative costs.

Net Loss

Net loss for the six months ended September 30, 2016 increased to $1,507,135 from $224,319 for the six months ended September 30, 2015, an increase of $1,282,816. The increase is primarily attributable to increased research and development cost associated with licensing agreements, offset by an increase in foreign currency transaction gains.

Liquidity and Capital Resources

We will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2016 Unaudited	March 31, 2016	Change

Current assets	$3,797,410	$607,159	$3,190,251
Current liabilities	$849,854	$628,227	$221,627
Working capital	$2,947,556	$(21,068)	$2,968,624

We had a cash balance of $3,762,811 and $0, as of September 30, 2016 and March 31, 2016, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended September 30,
	2016	2015	Increase/(Decrease)

Net cash used in operating activities	$(1,353,798)	$-	$1,353,798
Net cash provided by investing activities	$5,116,609	$-	$5,116,609

Cash (Used in) Provided by Operating Activities

Cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $1,353,798 for the six months ended September 30, 2016 compared to $0 for the six months ended September 30, 2015. The change is principally attributable to net loss of $1,507,135 excluding non-cash items such as share based compensation to non-employees of $407,468 and changes in operating assets and liabilities of ($254,131) and for the six months ended September 30, 2016 as compared to a net loss of $224,319 and changes in operating assets and liabilities of $224,319 for the six months ended September 30, 2015.

Cash Provided by Investing Activities

Cash provided by investing activities consists of assets acquired in business combination of a VIE of $5,116,609 for the six months ended September 30, 2016 compared to $0 for the six months ended September 30, 2015.

Off-Balance Sheet Arrangements

We consolidate variable interest entities (“VIE”) in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

As a result of the post-acquisition integration of our Rasna Therapeutics, Inc. related activities during the six months ended September 30, 2016, we are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

In reliance upon SEC guidance, we intend to exclude management’s assessment of internal control over financial reporting in the Form 10-K for our current year; and, accordingly will not be providing such assessment on an interim basis either in respect to the Company’s (formerly Active With Me) prior business or the continuing business.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Form 8-K filed on August 17, 2016, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 6.  EXHIBITS

31.1* 31.2*

Certification of Principal Executive and Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Certification of Principal Executive and Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1* 32.2*	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

November 21, 2016	By:	/s/ James Tripp
Name: James Tripp Title: Director and Acting Chief Executive Officer

November 21, 2016	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer

