Form 10-Q/A
period 2016-09-30
Rasna Therapeutics Inc.
filed 2017-03-14
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Background and Effects of Restatement

Rasna Therapeutics, Inc. (“we,” “us,” “our,” the “Company” or “Rasna”) is filing this Amendment No. 1 to Form 10-Q (the “Amendment”) to amend and restate its quarterly report on Form 10-Q for the quarterly period ended September 30, 2016 (the “Original Form 10-Q”) filed with the United States Securities and Exchange Commission (the “SEC”) on November 21, 2016 (the “Original Filing Date”). In filing this Amendment, the Company restates its previously issued unaudited condensed consolidated financial statements, financial data and related disclosures for the quarterly period ended September 30, 2016 (the “Q2 2017 Financial Statements”) to: (i) reflect certain expenses which were not appropriately accrued during the reporting period due to the timing of receipt of invoices and (ii) reflect the accounting for certain warrants that were issued in February 2017 which have been deemed to have an associated liability recordable from the service date of April 2016 and (iii) to apply the correct methodology to record transactions in the Company’s’ USD bank account and (iv) reflect the adjustment in assumptions for the valuation of options recorded in the three month period ended September 30, 2016.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2017, on March 10, 2017, the board of directors of the Company (the “Board”), in consultation with management concluded that: (i) the Company’s previously issued unaudited condensed consolidated Financial Statements as of September 30,2016 should no longer be relied upon due to amendments identified therein; and (ii) the unauditied condensed consolidated Financial Statements as of September 30, 2016 required restatement. The amendments were identified in the course of preparing the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2016, and were as follows:

1.	Subsequent to Rasna Therapeutic Inc’s Form 10-Q filing for the quarterly period ended September 30, 2016, it was determined that certain expenses were not accrued due to the timing of receipt of invoices. The issue was identified upon receipt of a small group of invoices, which were ultimately forwarded to, and received by, the Company after the September 30, 2016 Form 10-Q was filed. Due to the unrecorded expenses, the Company understated Net loss by $111,408 in the quarter ended June 30, 2016 and by $336,783 in the quarter ended September 30, 2016.

2.

In February 2017, the Company issued certain warrants for a placement fee in connection with common stock that was issued in April 2016. Management has determined that the Company received the benefit of the services in respect of the warrants before the grant date, therefore it recognizes that the warrants should be accounted for at service inception date as per ASC 718-10-55-108, Accounting when service inception date precedes grant date. This led to a recognition of a liability of $484,009 in April 2016, increased by a change in fair value of $1,572,822 to the period ending September 30, 2016.

3.

The Company reviewed the valuations performed for certain stock based compensation granted in September 2016. It was subsequently determined that certain assumptions were not reflected in the valuation; specifically, the strike price of the stock options had to be updated for the stock split, to be consistent with the updated stock price. Further, the expected life of certain options were adjusted in the calculation of fair value. This led to an understatement of stock based compensation expense recorded in the Company’s September 30, 2016 10Q of $174,393.

4.

Subsequent to Rasna Therapeutic Inc’s Form 10-Q filing for the quarterly period ended September 30, 2016, it was determined that the Company had not applied the correct translation methodology to convert some banking transactions into USD. This led to an overstatement of cash and an understatement of accounts payable by $67,448.

The effect of the correction of the errors on the previously issued unaudited condensed consolidated balance sheet at September 30, 2016 and the statement of equity is as follows:

Item	As of September 30, 2016, as Previously Reported	As of September 30, 2016, as Corrected	Difference Increase/ (Decrease)
Current Assets	$3,797,410	$3,729,922	$(67,488)
Current Liabilities	849,854	3,287,388	2,437,534
Working Capital	2,947,556	442,534	2,505,022
Non-Current Assets	4,939,210	4,939,210	-
Total Assets	8,736,620	8,669,132	(67,488)
Non-Current Liabilities	-	-	-
Total Liabilities	849,854	3,287,388	2,437,534
Total Shareholders’ Equity	7,886,766	5,381,744	(2,505,022)

The effect of the correction of the errors on the previously issued unaudited condensed consolidated statements of operations for the three months and six months ended September 30, 2016 is as follows:

Item	Quarter Ended September30, 2016, as Previously Reported	Quarter Ended September 30, 2016, as Corrected	Difference Increase/ (Decrease)
Revenues	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses	1,341,726	1,836,946	495,220
Income from Operations	(1,341,726)	(1,836,946)	(495,220)
Other Income (Expense)	50,356	34,400	(15,956)
Pre-Tax Income	(1,291,370)	(1,802,546)	(511,176)
Provision for income taxes	-	-	-
Net Income	(1,291,370)	(1,802,546)	(511,176)
EPS	(0.02)	(0.03)	(0.01)

Item	Six Months Ended September 30, 2016, as Previously Reported	Six Months Ended September 30, 2016, as Corrected	Difference Increase/ (Decrease)
Revenues	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses	1,560,152	2,166,780	606,628
Income from Operations	(1,560,152)	(2,166,780)	(606,628)
Other Income (Expense)	53,017	37,061	(15,956)
Pre-Tax Income	(1,507,135)	(2,129,719)	(622,584)
Provision for income taxes	-	-	-
Net Income	(1,507,135)	(2,129,719)	(622,584)
EPS	(0.03)	(0.04)	(0.01)

Disclosure Controls and Procedures

Management reevaluated its assessment of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2016. As a result of that reassessment, management concluded that our disclosure controls and procedures were not effective as of September 30, 2016 due to several deficiencies in our internal controls, which represented, in the aggregate, three material weaknesses in the Company’s internal control over financial reporting. In particular, our internal controls failed to detect and prevent the errors and omitted disclosures including (i) incorrect accruals of expenses; (ii) incorrect methodology applied to the translation of the USD bank balance; (iii) an adjustment to the assumptions used to value issued stock based compensation and (iv) the omission of a liability to issue warrants. For further discussion of the material weaknesses and actions taken and to be taken to remediate them, see “Part I, Item 4. Controls and Procedures.”

Items Amended in This Filing

For ease of reference, this Amendment sets forth the Original Form 10-Q in its entirety; however, the following items have been amended and restated principally as a result of, and to reflect, the restatement:

☐	Part I — Item 1. Financial Statements;

☐	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

☐	Part I — Item 4. Controls and Procedures; and

☐	Part II — Item 6. Exhibits.

Conforming changes also occur throughout the document because of changes to the Q1 2017 Financial Statements. In accordance with applicable SEC rules, this Amendment includes certifications of the Company’s Principal Executive Officer and Principal Financial Officer re-executed as of the date of this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

 Except as noted above, no other changes have been made to the Original Form 10-Q. This Amendment speaks only as of the Original Filing Date and has not been updated or otherwise modified to reflect events that may have occurred subsequent to the Original Filing Date.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED)

	September 30, 2016 (Unaudited)	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,695,323	$-
Other receivables	14,187	-
Related party receivable	20,412	607,159
Total current assets	3,729,922	607,159

Other intangible assets	1,536,269	1,300,000
Goodwill	3,402,941	-
Total non-current assets	4,939,210	1,300,000

Total assets	$8,669,132	$1,907,159

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$489,901	$78,227
Related party payables	740,656	550,000
Warrants earned, pending issue	2,056,831	-

Total current liabilities	3,287,388	628,227

Total liabilities	3,287,388	628,227

Commitments and Contingencies (Note 11)	-	-

Shareholders’ equity
Common stock, $0.001 and $0.01 par value, respectively; 200,000,000 shares authorized, of which 64,679,798 and 35,650,289 are issued.	64,680	356,503
Additional paid-in capital	12,270,831	5,746,477
Accumulated deficit	(6,953,767)	(4,824,048)
Total shareholders’ equity	5,381,744	1,278,932
Total liabilities and shareholders’ equity	$8,669,132	$1,907,159

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND RESTATED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	248,697	-	337,810	-
Research and development	807,268	-	867,094	-
Consultancy fees third parties	584,729	27,500	626,720	55,000
Consultancy fees related parties	87,500	87,500	175,000	162,500
Legal and professional fees	108,752	2,343	160,156	6,819
Total operating expenses	1,836,946	117,343	2,166,780	224,319

Loss from operations	(1,836,946)	(117,343)	(2,166,780)	(224,319)

Other income:
Foreign currency transaction gain	34,400	-	37,061	-

Other income	34,400		37,061

Loss from operations before income taxes	(1,802,546)	(117,343)	(2,129,719)	(224,319)

Income tax provision	-	-	-	-

Net loss	$(1,802,546)	$(117,343)	$(2,129,719)	$(224,319)

Basic and diluted loss per share attributable to common shareholders	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Basic and diluted weighted average common shares outstanding	61,746,656	38,234,935	55,115,345	38,234,935

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

(UNAUDITED AND RESTATED)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2016	35,650,289	$356,503	$5,746,477	$(4,824,048)	$1,278,932

Shares cancelled pursuant to reverse merger transaction	(35,650,289)	(356,503)	356,503	-	-
Shares issued pursuant to reverse merger transaction	54,837,790	548,378	7,126,622	-	7,675,000
Warrants earned, pending issue			(484,009)		(484,009)
Change in Fair Value of warrants earned, pending issue			1,894		1,894
Share based compensation	-	-	9,491	-	9,491
Net loss	-	-	-	(327,173)	(327,173)

Balance at June 30, 2016	54,837,790	$548,378	$12,756,978	$(5,151,221)	$8,154,135

.33 share exchange	(36,741,319)	(367,413)	-	-	(367,413)
Recapitalization	3,305,000	(159,563)	516,199	-	356,636
Cancellation of shares	(1,500,000)	(1,500)	-	-	(1,500)
3.25 for 1 Stock Split	44,778,327	44,778	-	-	44,778
Change in Fair Value of warrants earned, pending issue			(1,574,716)		(1,574,716)
Share based compensation	-	-	572,370	-	572,370
Net loss	-	-	-	(1,802,546)	(1,802,546)

Balance at September 30, 2016	64,679,798	$64,680	$12,270,831	$(6,953,767)	$5,381,744

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND RESTATED)

	For the Six Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,129,719)	$(224,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	581,861	-

Changes in operating assets and liabilities:
Related party receivable	-	29,615
Accounts and other payables	(48,428)	32,204
Related party payables	175,000	162,500
Net cash used in operating activities	(1,421,286)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash balances from consolidation on acquisition of variable interest entity	5,116,609	-
Net cash provided by investing activities	5,116,609	-

Net increase in cash and cash equivalents	3,695,323	-

Cash, beginning of period	-	-

Cash, end of period	$3,695,323	$-

Non-cash transactions
Common stock issued for acquisition	$7,675,000	$-
Warrants earned, pending issue	484,009	-
Related party receivable balance canceled in acquisition	$607,159	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED AND RESTATED)

1.	GENERAL INFORMATION

Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) (the “Company” or “Rasna Successor”), is a company incorporated in the State of Nevada.

Rasna Therapeutics, Inc. (“Rasna Inc.”), is a company incorporated in the State of Delaware. Prior to May 17, 2016 Rasna Therapeutics, Inc. was a non-trading holding company with an investment in one subsidiary company, and also controlled an entity in which it was deemed the primary beneficiary, Rasna Therapeutics Limited (“Rasna UK”).

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

The Merger is being treated as a reverse acquisition effected by a share exchange for financial accounting and reporting purposes since Arna’s operations, Board of Directors and Management will remain subsequent to the consummation of the transaction, however, the legal aquiror is Rasna Inc. As a result, the historical operations that are reflected in these financial statements are those of Arna, and the assets acquired and liabilities assumed and in the transaction with Rasna Therapeutics, Inc have been written to fair value in accordance with ASC 805, Business Combinations. Refer to Note 4 - Acquisitions, for more information related to the transaction.

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

The principal accounting policies applied in the preparation of these unaudited and restated condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated.

Basis of preparation

The financial statements in this amended quarterly report on Form 10-Q are restated to correct errors in accounting that were identified in the previously issued quarterly report on Form 10-Q which was filed with the SEC on November 21, 2016. Please refer to Note 3 for further details on the specifics and effects of these corrections of accounting error.

The accompanying restated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Business Combinations

Management accounts for business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The amounts reflected within the Note 4 - Acquisitions are the results of the preliminary purchase price allocation and will be updated upon completion of the final valuation report. Management is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined in accordance with Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).

Going concern

The Company is subject to a number of risks similar to those of other pre-commercial stage companies, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and obtaining related regulatory approvals of its pipeline products, suppliers and collaborators, successful protection of intellectual property, competition with larger, better-capitalized companies, successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at September 30, 2016, had an accumulated deficit of $6,953,767, a net loss for the six months ended September 30, 2016 of $2,129,719 and net cash used in operating activities of $1,421,286.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Group has sufficient funds to continue operating until the end of the third quarter of 2017, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. These conditions, among others, raise substantial doubt about the Group’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern. This basis of accounting contemplates the recovery of the Group’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Group’s cost structure.

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

Foreign currency transactions are translated using the rate of exchange applicable at the date of the transaction. Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-translation at the year-end of monetary assets and liabilities denominated in foreign currencies are recognized in the statements of operations.

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

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended September 30,
	2016 (Unaudited and Restated)	2015 (Unaudited)
Net loss for the period	$(1,802,546)	$(117,343)

Weighted average number of shares	61,746,656	38,234,935

Net loss per share (basic and diluted)	$(0.03)	$(0.00)

	For the Six Months Ended September 30,
	2016 (Unaudited and Restated)	2015 (Unaudited)
Net loss for the period	$(2,129,719)	$(224,319)

Weighted average number of shares	55,115,345	38,234,935

Net loss per share (basic and diluted)	$(0.04)	$(0.01)

Warrants earned, pending issue

April 2016, in connection with the issuance of equity, the Company committed to issue warrants as compensation to the placement agents. On February 28th 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that the service inception date precedes the grant date, and accordingly, will record a liability to issue warrants in the Company as of the date that the equity was issued, with an offset charge to Additional paid in capital. The liability to issue warrants would be marked to market each period until the grant date, at which point the Company has determined that in accordance with ASC 815-40-25-7, the warrants should be classified in stockholder’s equity. See Note 7 for additional information.

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

3.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

As discussed above in “Explanatory Note” in the course of preparing our quarterly report on Form 10-Q for the quarterly period ended December 31, 2016, certain errors were identified in our previously issued unaudited condensed consolidated Financial Statements as of September 30, 2016 included in our Original Form 10-Q.

Management became aware of several misstatements that had occurred in the prior quarterly filings with the SEC. Based on reviews of equity transactions and accruals, the following determinations were made:

Error in Accrued Expenses

Subsequent to Rasna’s September 30, 2016 quarterly financial filing, it was determined that certain expenses were incurred, however, were not appropriately accrued due to the timing of invoice receipt. In general, the accruals were inadequate due to lack of efficient procedures around period end to identify and accrue such incurred expenses.

The unrecorded expenses should have been included in the operating expense section of the Company’s Condensed Consolidated Statements of Operations, more specifically under the general and administrative, research and development, and legal and professional fees groupings on the quarterly filings for the periods ended June 30, 2016 and September 30, 2016.

Warrants earned, pending issue

In April 2016, in connection with the issuance of equity, the Company committed to issue warrants as compensation to the placement agents. On February 28th 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that the service inception date precedes the grant date, and accordingly, will record a liability to issue warrants in the Company as of the date that the equity was issued, with an offset charge to Additional paid in capital. The liability to issue warrants would be marked to market each period until the grant date, at which point the Company has determined that in accordance with ASC 815-40-25-7, the warrants should be classified in stockholder’s equity.

Stock Based Compensation

During review of the valuations performed for certain stock based compensation granted in September 2016 it was determined that certain assumptions were not accurately reflected in the valuation; specifically, the strike price of the stock options had not been updated for the stock split, while the current share price included in the valuation was updated. Further, the expected life of certain options were not included in the calculation of fair value. This led to an understatement of stock based compensation expense recorded in the Company’s September 30, 2016 10-Q filing.

Foreign Currency Adjustment

Subsequent to Rasna’s June 30, 2016 quarterly financial filing, it was determined that the Company had not applied the correct translation methodology to convert some banking transactions into USD. This led to an overstatement of cash and an understatement of accounts payable by $67,448 as at September 30, 2016.

As a result of the aforementioned changes, the financial statements have been restated as follows:

Item	As of September 30, 2016, as Previously Reported	As of September 30, 2016, as Corrected	Difference Increase/ (Decrease)
Current Assets	$3,797,410	$3,729,922	$(67,488)
Current Liabilities	849,854	3,287,388	2,437,534
Working Capital	2,947,556	442,534	(2,505,022)
Non-Current Assets	4,939,210	4,939,210	-
Total Assets	8,736,620	8,669,132	(67,488)
Non-Current Liabilities	-	-	-
Total Liabilities	849,854	3,287,388	2,437,534
Total Shareholders’ Equity	7,886,766	5,381,744	(2,505,022)

Item	Quarter Ended September 30, 2016, as Previously Reported	Quarter Ended September 30, 2016, as Corrected	Difference Increase/ (Decrease)
Revenues	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses	1,341,726	1,836,946	495,220
Income from Operations	(1,341,726)	(1,836,946)	(495,220)
Other Income (Expense)	50,356	34,400	(15,956)
Pre-Tax Income	(1,291,370)	(1,802,546)	(511,176)
Provision for income taxes	-	-	-
Net Income	(1,291,370)	(1,802,546)	(511,176)
EPS	(0.02)	(0.03)	(0.01)

Item	Six Months Ended September 30, 2016, as Previously Reported	Six Months Ended September 30, 2016, as Corrected	Difference Increase/ (Decrease)
Revenues	$-	$-	$-
Cost of revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses	1,560,152	2,166,780	606,628
Income from Operations	(1,560,152)	(2,166,780)	(606,628)
Other Income (Expense)	53,017	37,061	(15,956)
Pre-Tax Income	(1,507,135)	(2,129,719)	(622,584)
Provision for income taxes	-	-	-
Net Income	(1,507,135)	(2,129,719)	(622,584)
EPS	(0.03)	(0.04)	(0.01)

4.	ACQUISITIONS

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

In connection with the share exchange, each share of Rasna, Inc was exchanged for the right to receive .33 shares in Active With Me, Inc. Once issued, the new shares were combined with the 3,305,000 common shares held by legacy Active With Me, Inc. shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy Active With Me shareholder that effectively spun off the remaining assets of Active With Me in connection with the transaction. Finally, subsequent to the transaction, the legal acquirer executed a 3.25 for 1 stock split on its common shares. Historical common stock amounts and additional paid-in capital have been adjusted for the effect of the share splits executive in connection with the Merger transaction at the time of the Merger, as the stock splits occurred in conjunction with the Merger transaction. Following the closing of the Merger and Rasna Successor’s cancellation of 1,500,000 shares in the Split-Off, there were 19,901,471 shares of Rasna Successor issued and outstanding, which once effected for the 3.25 for 1 reverse stock split, resulted in 64,679,798 shares outstanding in the combined entity.

5.	GOODWILL AND INTANGIBLE ASSETS

As noted in Note 4 - Acquisitions, on May 17, 2016, there was a transaction where the Company acquired an entity and, at initial purchase price, it was determined that there was $236,269 of intellectual property and $3,402,941 of Goodwill.

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

The following table summarizes the Company’s intangible assets as of the following periods:

	Six Months Ended September 30, 2016 (Unaudited and Restated)
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
In-process research and development	Indefinite	$1,300,000	$-	$-	$1,300,000
Intellectual property	Indefinite	-	236,269	-	236,269
		$1,300,000	$236,269	$-	$1,536,269

	Six Months Ended March 31, 2016 (Unaudited)
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
In-process research and development	Indefinite	$1,300,000	$-	$-	$1,300,000
		$1,300,000	$-	$-	$1,300,000

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	September 30, 2016 (Unaudited and Restated)	March 31, 2016
Accounts payable	$411,674	$-
Accrued expenses	78,227	78,227
	$489,901	$78,227

7.	WARRANT OBLIGATION

On April 10, 2016, the Company incurred the obligation for an issuance of warrants at a future date. The obligation was in regards to services provided for equity funding. The Company accounts for the issuances of warrant for service based on an estimate of the fair value of warrants issued using the Black-Scholes Model (“BSM”). As of September 30, 2016, the Company did not issue the warrants though recorded the obligation on the accompanying consolidated balance sheet. Any changes in the fair value of the obligations to be settled in warrants are recorded to additional paid-in-capital. On the date of recognition of the associated obligation, the Company recorded $484,009 as a reduction to proceeds of the equity offering (additional paid-in-capital).

At September 30, 2016, the fair value of the warrant obligation was $2,056,831. On February 28, 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share. These warrants were issued to placement agents in respect of fundraising services. The total amount charged to additional paid-in capital at the time of issuance is $2,567,220.

In fair valuing the warrant obligation, at September 30, 2016, the Company used the following inputs in its BSM:

September 30, 2016
Warrants Outstanding	1,440,501
Exercise Price	$0.37
Stock Price	$1.50
Expected Term (Years)	10
Volatility %	105%
Risk Free Rate	1.57%
Dividend Yield	0.00%

8.	ISSUANCE OF COMMON STOCK

As discussed in Note 4 - Acquisitions , on May 17, 2016, the Company completed a reverse merger whereby 35,650,289 shares of Arna were canceled and converted to a right to receive 35,650,289 shares of the Company’s stock. In effect, as a result of the share exchange, an additional 19,187,500 shares were ultimately issued to previous Rasna non-affiliate shareholders at a price of $0.40 per share of common stock. Management used the price of $0.40 per share of common stock based on the value of shares used by Rasna in its equity raise that occurred in April 2016, where such shares were issued in contemplation of the merger transaction occurring in May 2016.

In addition, as noted in the Reverse Recapitalization section of Note 1, the Company effectively completed a 1 for 3 share exchange prior to the Merger, and then issued 3,305,000 common shares to legacy Active With Me shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy Active With Me shareholder that effectively spun off the remaining assets of Active With Me in connection with the transaction. Finally, subsequent to the transaction, the Company executed a 3.25 for 1 stock split on its common shares. Common stock amounts and additional paid-in capital have been adjusted for the effect of the share splits executed in connection with the Merger transaction at the time of the Merger, as the stock splits occurred in conjunction with the Merger transaction.

9.	RELATED PARTY TRANSACTIONS

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

10.	STOCK-BASED COMPENSATION

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

	Employees – Vesting period				Non – Employees – Vesting Period
	Immediate	1 Year	2 Years	3 Years	Immediate	1 Year	2 Years	3 Years
Stock Price	$1.495	$1.495	$1.495	$1.495	$1.495	$1.495	$1.495	$1.495
Expected life (years)	5	5.5	5.75	6	5	5.5	5.75	6
Expected volatility	89%	86.6%	85.4%	89%	89%	86.6%	85.4%	89%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Risk-free interest rate	0.91%	0.91%	0.91%	0.91%	1.57%	1.57%	1.57%	1.57%
Weighted average fair value of options granted during the period	$1.275	$1.281	$1.284	$1.303	$1.276	$1.282	$1.285	$1.304

Estimated volatility is based upon the historical volatility of similar entities whose share prices are publicly available, as the Company did not have sufficient trading history for its common stock.

The following table summarizes stock option activity for the six month period ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at March 31, 2016	1,662,375	0.20	7.32

Granted	1,300,000	0.40

Exercised	—	—

Forfeited and Expired	—	—

Outstanding balance at September 30, 2016	2,962,375	0.28	8.38	$3,590,647

Options exercisable at September 30, 2016	1,222,275	0.26	7.93	$1,514,067

There were no options exercised during the six month period ended September 30, 2016 or 2015. Options for the purchase of an aggregate of 375,000 shares of common stock vested during the six month period ended September 30, 2016, and the aggregate fair value at grant date of these options was $498,325. As of September 30, 2016, there was approximately $1,369,996 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.74 years. The charge related to share based compensation to non-employees is included within the Consultancy fees third parties expense category in the unaudited condensed consolidated interim financial statements.

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

Unless expressly indicated or the context requires otherwise, the terms “Rasna,”,” the “Company,” “we,” “us,” and “our” refer to Rasna Therapeutics, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

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

The Merger is being treated as a reverse acquisition effected by a share exchange for financial accounting and reporting purposes since Arna’s operations, Board of Directors and management will remain subsequent to the consummation of the transaction, however, the legal aquiror is Rasna Therapeutics, Inc.   As a result, the historical operations that are reflected in these financial statements are those of Arna, and the assets acquired and liabilities assumed and in the transaction with Rasna Therapeutics, Inc have been written to fair value in accordance with ASC 805, Business Combinations. Refer to Note 4 - Acquisitions, for more information related to the transaction.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2 – “ Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Basis of preparation

The financial statements in this amended quarterly report on Form 10-Q are restated to correct errors in accounting that were identified in the previously issued quarterly report on Form 10-Q which was filed with the SEC on November 21, 2016. Please refer to Note 4 for further details on the specifics and effects of these corrections of accounting error.

The accompanying restated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Business Combinations

Management accounts for business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The amounts reflected within the Note 4 - Acquisitions are the results of the preliminary purchase price allocation and will be updated upon completion of the final valuation report. Management is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined in accordance with ASU 2015-16.

Going concern

The Company is subject to a number of risks similar to those of other pre-commercial stage companies, including its dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and obtaining related regulatory approvals of its pipeline products, suppliers and collaborators, successful protection of intellectual property, competition with larger, better-capitalized companies, successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at September 30, 2016, had an accumulated deficit of $6,756,003, a net loss for the six months ended September 30, 2016 of $1,923,604 and net cash used in operating activities of $1,353,798.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Group has sufficient funds to continue operating until the end of the third quarter of 2017, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. These conditions, among others, raise substantial doubt about the Group’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. This basis of accounting contemplates the recovery of the Group’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Group’s cost structure.

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

Foreign currency transactions are translated using the rate of exchange applicable at the date of the transaction. Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-translation at the year-end of monetary assets and liabilities denominated in foreign currencies are recognized in the statements of operations.

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

Results of Operations for the Three Months Ended of September 30, 2016 and 2015 (Restated)

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended September 30,
	2016	2015
	(Unaudited and Restated)	(Unaudited and Restated)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	248,697	-
Research and development	807,268	-
Consultancy fees third parties	584,729	27,500
Consultancy fees related parties	87,500	87,500
Legal and professional fees	108,752	2,343
Total operating expenses	1,836,946	117,343

Loss from operations	(1,836,946)	(117,343)

Other income:
Foreign currency transaction gain	34,400	-

Other income	34,400	-

Net loss	$(1,802,546)	$(117,343)

Revenues

There were no revenues for the three months ended September 30, 2016 and 2015 because Rasna Therapeutics, Inc. does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended September 30, 2016 increased to $1,836,946 from $117,343 for the three months ended September 30, 2015, an increase of $1,719,603. The increase is primarily attributable to increased research and development activity in conjunction with additional general administrative costs.

Net Loss

Net loss for the three months ended September 30, 2016 increased to $1,802,546 from $117,343 for the three months ended September 30, 2015, an increase of $1,685,203. The increase is primarily attributable to increased research and development cost associated with licensing agreements, offset by an increase in foreign currency transaction gains.

Results of Operations for the Six Months Ended of September 30, 2016 and 2015

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended September 30,
	2016 (Unaudited and Restated)	2015 (Unaudited and Restated)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	337,810	-
Research and development	867,094	-
Consultancy fees third parties	626,720	55,000
Consultancy fees related parties	175,000	162,500
Legal and professional fees	160,156	6,819
Total operating expenses	2,166,780	224,319

Loss from operations	(2,166,780)	(224,319)

Other income:
Foreign currency transaction gain	37,061	-

Other income	37,061	-

Net loss	$(2,129,719)	$(224,319)

Revenues

There were no revenues for the six months ended September 30, 2016 and 2015 because Rasna Therapeutics, Inc. does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the six months ended September 30, 2016 increased to $2,166,780 from $224,319 for the six months ended September 30, 2015, an increase of $1,942,461. The increase is primarily attributable to increased research and development activity in conjunction with increased general and administrative costs.

Net Loss

Net loss for the six months ended September 30, 2016 increased to $2,129,719 from $224,319 for the six months ended September 30, 2015, an increase of $1,905,400. The increase is primarily attributable to increased research and development cost associated with licensing agreements, offset by an increase in foreign currency transaction gains.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2016 Unaudited (Restated)	March 31, 2016	Change

Current assets	$3,729,922	$607,159	$3,122,763
Current liabilities	$3,287,388	$628,227	$2,659,161
Working capital	$442,534	$(21,068)	$463,602

The Company had a cash balance of $3,695,323 and $0, as of September 30, 2016 and March 31, 2016, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended September 30,
	2016	2015	Increase/(Decrease)

Net cash used in operating activities	$(1,421,286)	$-	$(1,421,286)
Net cash provided by investing activities	$5,116,609	$-	$5,116,609

Cash (Used in) Operating Activities

Cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $1,421,286 for the six months ended September 30, 2016 compared to $0 for the six months ended September 30, 2015. The change is principally attributable to net loss of $(2,129,719) excluding non-cash items such as share based compensation s of $581,861, and changes in operating assets and liabilities of $126,572 and for the six months ended September 30, 2016 as compared to a net loss of $(224,319) and changes in operating assets and liabilities of $224,319 for the six months ended September 30, 2015.

Cash Provided by Investing Activities

Cash provided by investing activities consists of cash balances from consolidation of acquisition of a variable interest entity of $5,116,609 for the six months ended September 30, 2016 compared to $0 for the six months ended September 30, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable,

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the Company’s Original Filing on November 21, 2016 (“the Original Filing”) of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, The Company’s then principal executive officer, and principal financial officer (the “Certifying Officer”), concluded that the Company’s disclosure controls and procedures were not effective as of the end of the reporting period covered by the Original Filing (“the Evaluation Date”) due to material weaknesses identified in internal controls over financial reporting which related to inadequate management review controls.

Subsequent to the filing of the Original Filing, the Company’s management identified additional material weaknesses, which are summarized below. As a result of its identification of the weaknesses, management, under the supervision and with the participation of our current principal executive officer and principal accounting and finance officer, concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date as described below.

As disclosed in the Original Filing, there were no changes to the Company’s internal controls over financial reporting, as defined in Rules 13(a)-15 (f), under the Exchange Act, during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

With respect to his amended filing and in connection with management’s review, under the supervision of the Company’s principal executive officer, and principal financial officer, as of September 30, 2016, weaknesses were identified on certain of the Company’s disclosure controls and procedures and internal controls over financial reporting which are as follows:

-	Through September 30, 2016, the Company relied upon certain external bookkeeping services to ensure that expenses incurred in the normal course of business were properly recorded and paid; in the quarter beginning October 1, the Company determined that the function should be brought in house to ensure accuracy, as well as general oversight over the process. Subsequent to Rasna’s September 30, 2016 quarterly financial filing, which occurred in November 2016, it was determined that certain expenses were incurred, however, were not appropriately accrued due to the timing of invoice receipt. In general, invoices were missed due to inadequate communication between the prior outsourced bookkeepers and the rest of the team, as well as a lack of efficient procedures around period end to identify and accrue such incurred expenses.

-	In April 2016, Management had an outstanding liability to issue warrants in relation with a fundraising exercise. This liability was not evaluated for accounting treatment at the time due to a lack of effective communication. The issue was discovered during an inquiry in connection with the preparation of the December 31, 2016 10-Q filing.

-	During a review of the valuations performed for certain stock based compensation granted in September 2016, it was determined that the valuation method used was not appropriate, in accordance with the Company’s policy in for valuing stock options, as disclosed in the financial statements. Certain assumptions were not accurately reflected in the valuation; specifically the distinction between employee and non-employee, the expected life of certain options had not been included correctly, and volatility assumptions required to be updated.

-	During the preparation of the December 31, 2016 10-Q filing, it was determined that the Company had not applied the correct translation methodology to convert some banking transactions into USD. This led to an overstatement of cash and an understatement of accounts payable by $67,448

As a result, the Company recorded adjustments to (i) accounts for unaccrued expenses for the quarters ended June 30, 2016 and September 30, 2016, (ii) record a liability for warrants earned, pending issue, (iii) record an adjustment for the fair value of options issued in September 2016 and (iv) apply the correct methodology to record transactions in the Company’s USD bank account.

Notwithstanding the material weaknesses and adjustments discussed above, of the Company’s principal executive officer, and principal financial officer have concluded that the financial statements included in this quarterly report on Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods in conformity with accounting principles generally accepted in the United States.

Addressing the material weaknesses

Upon determining that here was an issue, the Company carried out a detailed review of all outstanding invoices and ensured that they had either been paid by, or accrued for as at December 31, 2016. This detailed review process included discussions with the team members that are managing R&D and G&A projects, in addition to the invoice review, to ensure that all contracts were considered as part of the review. The company believe that all unrecorded liabilities have been recorded as of June 30, 2016 and September 30, 2016.

The Company also carried out a detailed review of all outstanding options and warrants via discussions with he Company’s attorneys. It was determined that no undisclosed options and warrants existed and that all assumptions into the appropriate valuation models are reviewed and approved.

The Company engaged a third party valuation company to assist with the input assumptions into the Black Scholes valuation models for options and warrants.

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

ITEM 6.  EXHIBITS

31.1*	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

March 14, 2017	By:	/s/ James Tripp
Name: James Tripp Title: Director and Acting Chief Executive Officer

March 14, 2017	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti
Title: Chief Financial Officer

-35-