Form 10-Q
period 2016-12-31
Rasna Therapeutics Inc.
filed 2017-03-14
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,046,465  shares of common stock were issued and outstanding as of March 10, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$4,941,190	$-
Prepayments and other receivables	72,520	-
Related party receivable	20,412	607,159
Total current assets	5,034,122	607,159

Other intangible assets	1,536,269	1,300,000
Goodwill	3,402,941	-
Total non-current assets	4,939,210	1,300,000

Total assets	$9,973,332	$1,907,159

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$920,301	$78,227
Related party payables	712,500	550,000
Warrants earned, pending issue	2,567,220

Total current liabilities	4,200,021	628,227

Total liabilities	4,200,021	628,227

Commitments and Contingencies (Note 10)	-	-

Shareholders' equity
Common stock, $0.001 and $0.01 par value, respectively; 200,000,000 shares authorized, of which 68,046,465 and 35,650,289 are issued.	68,047	356,503
Additional paid-in capital	14,015,115	5,746,477
Accumulated deficit	(8,309,851)	(4,824,048)
Total shareholders' equity	5,773,311	1,278,932
Total liabilities and shareholders' equity	$9,973,332	$1,907,159

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016 (restated)	2015

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	412,121	24,334	749,931	24,334
Research and development	366,046	-	1,233,140	-
Consultancy fees third parties	276,774	15,000	903,494	70,000
Consultancy fees related parties	12,500	87,500	187,500	250,000
Legal and professional fees	310,104	13,912	470,260	20,731
Total operating expenses	1,377,545	140,746	3,544,325	365,065

Loss from operations	(1,377,545)	(140,746)	(3,544,325)	(365,065)

Other income/(expense):
Foreign currency transaction gain	21,461	-	58,522	-
Other income	21,461	-	58,522	-

Loss from operations before income taxes	(1,356,084)	(140,746)	(3,485,803)	(365,065)

Income tax provision	-	-	-	-

Net loss	$(1,356,084)	$(140,746)	$(3,485,803)	$(365,065)

Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.00)	$(0.06)	$(0.01)

Basic and diluted weighted average common shares outstanding	65,082,334	38,234,935	58,449,756	38,234,935

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

  RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2016	35,650,289	$356,503	$5,746,477	$(4,824,048)	$1,278,932

Shares cancelled pursuant to reverse merger transaction	(35,650,289)	(356,503)	356,503	-	-
Shares issued pursuant to reverse merger transaction	54,837,790	548,378	7,126,622	-	7,675,000
.33 share exchange	(36,741,319)	(367,413)	-	-	(367,413)
Recapitalization	3,305,000	(159,563)	560,977	-	401,414
Cancellation of shares	(1,500,000)	(1,500)	-	-	(1,500)
3.25 for 1 Stock Split	44,778,327	44,778	(44,778)	-	-
Common stock issued in connection with offering	3,366,667	3,367	2,004,133	-	2,007,500
Share based compensation			832,401		832,401
Warrants earned, pending issue			(484,009)		(484,009)
Change in Fair Value of warrants earned, pending issue			(2,083,211)		(2,083,211)
Net loss	-	-	-	(3,485,803)	(3,485,803)

Balance at December 31, 2016	68,046,465	$68,047	$14,015,115	$(8,309,851)	$5,773,311

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,485,803)	$(365,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	832,401	-
Changes in operating assets and liabilities:
Other receivables	(72,520)	29,615
Related party receivable	(20,412)
Accounts and other payables	400,915	85,450
Related party payables	162,500	250,000
Net cash used in operating activities	(2,182,919)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalent acquired in reverse merger/business combination	5,116,609	-
Net cash provided by investing activities	5,116,609	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of shares of common stock	2,007,500	-
Net cash provided by financing activities	2,007,500	-

Net increase in cash and cash equivalents	4,941,190	-

Cash and cash equivalent, beginning of period	-	-

Cash and cash equivalent, end of period	$4,941,190	$-

Non-cash investing and financing activities:
Common stock issued for acquisition	7,675,000
Warrants earned, pending issue	484,009
Change in fair value of warrants earned, pending issue	(2,083,211)
Shares cancelled pursuant to reverse merger transaction	(356,503)
Shares issued pursuant to reverse merger transaction	548,378
.33 share exchange	(367,413)
Recapitalization	(159,563)
Cancellation of shares	(1,500)
Shares issued in 3.25 for 1 stock split	44,778	-
Related party receivable balance canceled in acquisition	607,159	-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

 RASNA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	GENERAL INFORMATION

Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) (the “Company” or “Rasna Successor”), is a company incorporated in the State of Nevada.

Rasna Therapeutics, Inc. (“Rasna Inc.”), is a company incorporated in the State of Delaware on March 28 2016 .  Prior to May 17, 2016 Rasna Therapeutics, Inc. was a non-trading holding company with an investment in one subsidiary company, and also controlled an entity, Rasna Therapeutics Limited (“Rasna UK”), in which it was deemed the primary beneficiary.

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

The Merger is being treated as a reverse acquisition effected by a share exchange for financial accounting and reporting purposes since Arna’s operations, Board of Directors and Management will remain subsequent to the consummation of the transaction, however, the legal aquiror is Rasna Inc. As a result, the historical operations that are reflected in these financial statements are those of Arna, and the assets acquired and liabilities assumed in the transaction with Rasna UK have been written to fair value in accordance with ASC 805, Business Combinations. Refer to Note 3 - Acquisitions, for more information related to the transaction.

On August 15, 2016, Active With Me, Inc., entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna, Inc., and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Active With Me, Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna, Inc. (the “Merger”), with Rasna, Inc. surviving the Merger as a wholly-owned subsidiary of Active With Me, Inc. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of Leukemia.

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

These financial statements are presented in United States dollars (“USD”) which is also the functional currency of the primary economic environment in which the Company operates. See Note 2, Foreign currency policy.

2.	ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated.

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles(“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

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

The interim condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna Inc. for the period from May 17, 2016 through December 31, 2016. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at December 31, 2016, had an accumulated deficit of $8,309,851, a net loss for the nine months ended December 31, 2016 of $3,485,803 and net cash used in operating activities of $2,182,919.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Company has sufficient funds to continue operating until the end of the fourth quarter of 2017, b ut will require significant additional cash resources to launch new development phases of existing products in its pipeline. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the fair values of stock based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the consolidated financial position and results of operations.

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalent, a ccounts payable and accrued liabilities, approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets   at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the nine months ended December 31, 2016 or 2015.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Research and development

Expenditure on research and development is charged to the statements of operations in the year in which it is incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditure is capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, the Company has not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the nine months ended December 31, 2016 and 2015.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	December 31, 2016	December 31, 2015
Stock options	3,162,375	1,662,375
Warrants earned, pending issue	1,440,501	-
Total shares issuable upon exercise or conversion	4,602,876	1,662,375

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended December 31,
	2016 (Unaudited)	2015 (Unaudited)
Net loss for the period	$(1,356,084)	$(140,746)

Weighted average number of shares	65,082,334	38,234,935

Net loss per share (basic and diluted)	$(0.02)	$(0.00)

	For the Nine Months Ended December 31,
	2016 (Unaudited)	2015 (Unaudited)
Net loss for the period	$(3,485,803)	$(365,065)

Weighted average number of shares	58,449,756	38,234,935

Net loss per share (basic and diluted)	$(0.06)	$(0.01)

Warrants earned, pending issue

In April 2016, the Company committed to issue warrants as compensation to the placement agents relating to fundraising. On February 28, 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share.

The Company has determined that the service inception date precedes the grant date, and accordingly, will record a liability to issue warrants in the Company as of the date that the equity was issued, with an offset charge to additional paid-in capital as these are offering costs. The liability to issue warrants would be marked to market each period until the grant date, at which point the Company has determined that in accordance with ASC 815-40-25-7, the warrants should be classified in stockholder’s equity. See Note 7 for additional information.

Equity-Based Payments

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and disclosures.

On August 26, 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows.

The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its unaudited condensed consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of the additional provisions in this accounting guidance may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

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

In addition, $607,159 of a related party receivable due to Arna from Rasna Uk, was forgiven as part of the consideration transferred.

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

Goodwill

The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

Goodwill

Balance at March 31, 2016	$-
Acquisition of Rasna and its subsidiaries	3,402,941
Balance at December 31, 2016	$3,402,941

Intangible Assets

On 17 December 2013 the Company’s shareholder, Panetta Partners Limited, transferred 5,000,000 of its shares in Arna Therapeutics Limited to Eurema Consulting S.r.l. and 5,000,000 shares in Arna Therapeutics Limited to TES Pharma S.r.l. In exchange for the shares, Panetta Partners Limited obtained intellectual property in the form of IPR&D from TES Pharma S.r.l and Eurema Consulting S.r.l. Panetta Partners Limited then assigned the IPR&D to Arna Therapeutics Limited, which was accounted for as a capital contribution. The fair value of the shares exchanged for the IPR&D was $0.13 per share; in addition the issue price for shares in October 2013 was $0.13 per share (shares issued post acquisition of the IPR&Dwere issued at $0.28) and accordingly the Company valued the IPR&D at $1.3 million.

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the periods ended December 31, 2016 and March 31, 2016.

The following table summarizes the Company’s intangible assets as of the following periods:

	December 31, 2016 (Unaudited)
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
In-process research and development	Indefinite	$1,300,000	$-	$-	$1,300,000
Intellectual Property	Indefinite	-	236,269	-	236,269
		$1,300,000	$236,269	$-	$1,536,269

	March 31, 2016
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
In-process research and development	Indefinite	$1,300,000	$-	$-	$1,300,000
		$1,300,000	$-	$-	$1,300,000

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	December 31, 2016 (Unaudited)	March 31, 2016
Accounts payable	$236,516	$-
Accrued expenses	683,785	78,227
	$920,301	$78,227

6.	OBLIGATIONS TO BE SETTLED IN WARRANTS

On April 10, 2016, the Company incurred the obligation to issue warrants to placement agents relating to fundraising. The Company accounted for the obligation based on an estimate of the fair value of warrants issued using the Black-Scholes Model (“BSM”). On the date of recognition of the associated obligation, the Company recorded $484,009 as a reduction to proceeds of the equity offering (additional paid-in-capital). The Company assess the fair value for each reporting period and recorded changes to additional paid-in capital in the amount of $2.083,211.

At December 31, 2016, the fair value of the warrant obligation was $2,567,220. On February 28, 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share. These warrants were issued to placement agents in respect of fundraising services. At the date of issuance, the liability obligation and additional paid-in capital will be reversed.

In fair valuing the warrant obligation, at December 31, 2016, the Company used the following inputs in its BSM:

December 31, 2016
Warrants to be Issued	1,440,501
Exercise Price	$0.37
Stock Price	$1.86
Expected Term (Years)	10
Volatility %	105%
Discount Rate - Bond Equivalent Yield	2.55%
Dividend Yield	0.00%

The input assumptions used are as follows:

Discount rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of seven different comparable Companys’ stock.

Expected term —The Company has used the life of the warrant.

7.	ISSUANCE OF COMMON STOCK

On December 20 2016, the Company issued an aggregate of 3,366,667 shares of common stock, at $0.60 per share for aggregate net proceeds of $2,007,500, in connection with a securities purchase agreement with certain accredited investors, as defined in Regulation D promulgated under Securities Act of 1933.

The securities purchase agreement contained the following features:

•	Anti-dilution provision – if the Company issues any common stock or any securities of the Company which would entitle the holder thereof to acquire at any time common stock, in a subsequent financing entitling any person or entity to acquire shares of common stock at an effective price per share less $0.60 (subject to prior adjustment for reverse and forward stock splits and the like), the Company shall issue to the holder a number of additional common stock shares equal to (a) the amount paid by the holder divided by 0.60 (subject to prior adjustment for reverse and forward stock splits and the like), less (b) the common stock issued to the holder.

The Company has determined that host instrument was more akin to equity than debt and that the above financial instruments were clearly and closely related to the host instrument, with bifurcation and classification as a derivative liability not required. The host instrument, was classified as permanent equity and the above identified embedded feature will not be bifurcated from the host and therefore classified as permanent equity with the common stock.

As discussed in Note 3 - Acquisitions, on May 17, 2016, the Company completed a reverse merger whereby 35,650,289 shares of Arna were canceled and converted to a right to receive 35,650,289 shares of the Company’s stock. In effect, as a result of the share exchange, an additional 19,187,500 shares were ultimately issued to previous Rasna non-affiliate shareholders at a price of $0.40 per share of common stock totaling 54,837,789. Management used the price of $0.40 per share of common stock based on the value of shares used by Rasna in its equity raise that occurred in April 2016, where such shares were issued in contemplation of the merger transaction occurring in May 2016.

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

8.	RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions as of December 31, 2016 and March 31, 2016.

Eurema Consulting

Eurema Consulting S.r.l. was a significant shareholder of Arna Therapeutics Limited. During the three months ended December 31, 2016 and three months ended December 31, 2015, Eurema Consulting S.r.l. supplied Arna Therapeutics Limited with consulting services amounting to $0 and $25,000, respectively. During the nine months ended December 31, 2016 and nine months ended December 31, 2015, Eurema Consulting S.r.l. supplied Arna Therapeutics Limited with consulting services amounting to $50,000 and $75,000, respectively. As of December 31, 2016, and March 31, 2016, Eurema Consulting S.r.l was owed $275,000 and $225,000, respectively, by Arna Therapeutics Limited.

Riccardo Dalla Favera

Riccardo Dalla Favera is a Director of Rasna Therapeutics Inc. In the three months ended December 31, 2016 and 2015, Riccardo Dalla Favera charged the Company $6,250 and $6,250, respectively, relating to consultancy fees. During the nine months December 31, 2016 and 2015 Riccardo Dalla Favera charged the Company $12,500 and $12,500, respectively, in respect of consultancy fees. As of December 31, 2016, and March 31, 2016 the balance due to Riccardo Dalla Fevera was $56,250 and $43,750, respectively.

James Mervis

James Mervis is a Director of Rasna Therapeutics Inc. In the three months ended December 31, 2016 and 2015, James Mervis charged the Company $12,500 and $6,250, respectively, relating to consultancy fees, travel and reimbursement of professional fees. During the nine months ended December 31, 2016 and 2015, James Mervis charged the Company $12,500 and $6,250, respectively, in respect of consultancy fees, travel and reimbursement of professional fees. As of December 31, 2016, and March 31, 2016 the balance due to James Mervis was $31,250 and $43,750 respectively.

Gabriele Cerrone

Gabriele Cerrone is a Director of Rasna Therapeutics Inc. In the three months ended December 31, 2016 and 2015, Gabriele Cerrone charged the Company $0, and $25,000, respectively, relating toof consultancy fees plus an additional amount of approximately $5000 of out of pocket expenses .. During the nine months ended December 31, 2016 and 2015, Gabriele Cerrone charged the Company $50,000, and $75,000, respectively, in respect of consultancy fees. As of December 31, 2016, and March 31, 2016, the balance due to Gabriele Cerrone was $175,000 and $125,000, respectively.

Roberto Pellicceri

Roberto Pellicceri is a Director of Rasna Therapeutics Inc. and sole shareholder of TES Pharma Srl. In the three months ended December 31, 2016 and 2015, Roberto Pellicceri charged the Company $0 and $25,000, respectively, relating to consultancy fees. During the nine months ended December 31, 2016 and 2015, Roberto Pellicceri charged the Company $50,000 and $75,000 respectively, in respect of consultancy fees. As of December 31, 2016, and March 31, 2016, the balance due to Roberto Pellicceri was $175,000 and $125,000, respectively.

There is no interest charged on the balances with related parties. There are no defined repayment terms and such amounts can be called for payment at any time.

9.	STOCK-BASED COMPENSATION

2016 EQUITY INCENTIVE PLAN

On July 19, 2016, the Company adopted its 2016 Equity Incentive Plan (the "Equity Incentive Plan"). The plan was established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 9,750,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan. During the nine months ended December 31, 2016, an aggregate of 1,500,000 shares were granted under the Equity Incentive Plan.

The fair values of stock option grants during the nine months ended December 31, 2016 were calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the nine months ended December 31, 2016, 1,500,000 options were granted by the Company. No stock options were granted in the nine months ended December 31, 2015. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the nine months ended December 31, 2016:

	Directors – Vesting period					Non – Employees – Vesting Period
	Immediate	1 Year	2 Years	3 Years		Immediate	1 Year	2 Years	3 Years
Stock Price	$1.495-$1.55	$1.495-$1.55	$1.495-$1.55	$1.495-$1.55		$1.495	$1.495-$1.85	$1.495-$1.85	$1.495-$1.85
Expected life (years)	5	5.5	5.75	6		5	5.5	5.75	6
Expected volatility	85-89%	85-89%	85-89%	85-89%	85-89%	85-89%	85-89%	85-89%	85-89%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%	0%
Risk-free interest rate	0.91%	0.91%	0.91%	0.91%	1.57%	1.57%	1.57%	1.57%	1.57%

The input assumptions used are as follows:

Discount rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of seven different comparable Companys’ stock.

Expected term —The Company has had minimal stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment , (“SAB No. 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

The Company will continue to use the simplified method for the expected term until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.

Forfeitures —ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated zero forfeiture.

The following table summarizes stock option activity for the nine month period ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at March 31, 2016	1,662,375	0.20	7.32

Granted	1,500,000	0.40

Exercised	—	—

Forfeited and Expired	—	—

Outstanding balance at December 31, 2016	3,162,375	0.29	8.25	$4,932,290

Options exercisable at December 31, 2016	1,222,275	0.26	7.68	$1,947,974

There were no options exercised during the nine month period ended December 31, 2016 or 2015. As of December 31, 2016, there was approximately $1,339,992 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.5 years. The charge related to share based compensation to directors and non employees is included within the Consultancy fees third parties expense category in the unaudited condensed consolidated interim financial statements.

10.	COMMITMENTS AND CONTINGENCIES

Research Agreements

In December 2013, the Arna Therapeutics Limited entered into a research agreement with TES Pharma SRL to collaborate on a research program to discover and optimize compounds for the diagnosis or treatment of Acute Myloid Leukemia. Under the terms of the agreement, Arna Therapeutics Limited paid TES Pharma $1,500,000 in the year ended March 2014. In December 2015, Arna Therapeutics Limited entered into a standstill agreement with TES Pharma, whereby TES Pharma agreed to carry on with the research program in a reduced capacity until January 2016 for no additional payment. On the May 3, 2016, the existing agreement was novated from Arna Therapeutics Limited to Rasna Therapeutics Inc and the Company entered in an amendment into the research agreement whereby work on the original research plan was to continue inconsideration for EUR 500,000 for one year through to May 2017. As of December 31, 2016, the Company had incurred approximately $245,000 of research and development expenses related to this agreement.

In February 2017, the Company entered into a research agreement with Ascendia Pharmaceutical to conduct feasibility studies into a formulation for Actinomycin D. Under the agreement, the Company is committed to pay $200,000 for services provided over a period of 4 months to June 2017.

In February 2017, the Company entered into a research agreement with Particle Sciences Inc to carry out formulation development for Actinomycin D. Under the agreement, the Company is committed to pay $105,800 for services provided over a period of 3 months to May 2017.

License Agreements

In November 2016, the Company entered into a license agreement with Profs. Falini and Martellii, wherein it obtained the exclusive rights related to the use or reformulation of Actinomycin D and intends to utilize these rights for the development of new product. In connection with this agreement, the Company is committed to paying milestone payments, the first being a EUR 50,000 payment to be paid 6 months after the agreement was signed. The specific timing of the remaining milestones cannot be predicted and depend upon research and clinical developments.

Lease Agreements

In January 2017, the Company entered into a lease agreement with Bucks County Biotechnology Centre Inc in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2017 to January 31, 2018 of $13,480, plus and utility expense estimate of $237 per month.

Employment and Consultancy Agreements

October 2015, Rasna Therapeutics Ltd entered into a consultancy agreement with James Tripp in which he agreed to consult on clinical operations for a fee of $10,000 per calendar quarter.

Mr. Tripp is also eligible to earn a target cash bonus of up to $10,000 per calendar year based on meeting certain performance objectives and bonus criteria. In September 2016, the board of Directors awarded Mr Tripp 125,000 options to vest over a 3 year period, with an exercise price of $0.40.

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of $50,000 per year. In September 2016, the board of Directors awarded Mr Lazzaretti 100,000 options to vest over a 3 year period. An additional 200,000 options with a 3 year vesting period, were also awarded in November 2016. The options under both awards have an exercise price of $0.40.

The Company has entered a number of employment agreements commencing in January 2017. These appointments relate to clinical and non clinical employees, and are reviewable on an annual basis. The Company's committed to paying $278,500 for the period to December 2017.

Other Commitments

The Company has entered into certain licensing agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depend upon future discretionary research and clinical developments, as well as, regulatory agency actions. Further, under the terms of certain agreements the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not considered contingent milestone payment amounts.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed on September 28, 2016 under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed on September 28, 2016, the Form 8-K filed on August 17, 2016, and the Form 8-K/A filed on November 17, 2016.

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

Arna Therapeutics Limited (“Arna”) is a company incorporated in the British Virgin Islands under applicable law and regulation. Arna was incorporated on December 31, 2013. Arna only has one segment of activity which is that of a clinical stage biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia.

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

The interim condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna for the period from May 17, 2016 through December 31, 2016. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at December 31, 2016, had accumulated deficit of $8,309,851, a net loss for the nine months ended December 31, 2016 of $3,485,803 and net cash used in operating activities of $2,182,919.

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

Fair Value of Financial Instruments

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of the nine months ended December 31, 2016 or 2015.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the nine months ended December 31, 2016 and 2015.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of December 31, 2016 and March 31, 2016 there were no common equivalent shares.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and disclosures.

On August 26, 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows.

The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its unaudited condensed consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of the additional provisions in this accounting guidance may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended of December 31, 2016 and 2015

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended December 31,
	2016 (Unaudited)	2015 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	412,121	24,344
Research and development	366,046	-
Consultancy fees third parties	276,774	15,000
Consultancy fees related parties	12,500	87,500
Legal and professional fees	310,104	13,912
Total operating expenses	1,377,545	140,746

Loss from operations	(1,377,545)	(140,746)

Other income:
Foreign currency transaction gain	21,461
Other income	21,461	-

Net loss	$(1,356,084)	$(140,746)

Revenues

There were no revenues for the three months ended December 31, 2016 and 2015 because Rasna Therapeutics, Inc. does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended December 31, 2016 increased to $1,377,545 from $140,746 for the three months ended December 31, 2015, an increase of $1,236,799. The increase is primarily attributable to the development of the LSD1 project which has led to an increase in research and development and general administrative costs .

Net Loss

Net loss for the three months ended December 31, 2016 increased to $1,356,084 from $140,746 for the three months ended December 31, 2015, an increase of $1,215,338. The increase is primarily attributable to the development of the LSD1 project, which has led to an increase in research and development and general administrative costs.

Results of Operations for the Nine Months Ended of December 31, 2016 and 2015

The following table sets forth the summary statements of operations for the periods indicated:

	For the Nine Months Ended December 31,
	2016 (Unaudited)	2015 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	749,931	24,334
Research and development	1,233,140	-
Consultancy fees third parties	903,494	70,000
Consultancy fees related parties	187,500	250,000
Legal and professional fees	470,260	20,731
Total operating expenses	3,544,325	365,065

Loss from operations	(3,544,325)	(365,065)

Other income:
Foreign currency transaction gain	58,522
Other income	58,522	-

Net loss	$(3,485,803)	$(365,065)

Revenues

There were no revenues for the nine months ended December 31, 2016 and 2015 because Rasna Therapeutics, Inc. does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the nine months ended December 31, 2016 increased to $3,544,325 from $365,065 for the nine months ended December 31, 2015, an increase of $3,179,260. The increase is primarily attributable to the development of the LSD1 project which has led to an increase in research and development and general administrative costs.

Net Loss

Net loss for the nine months ended December 31, 2016 increased to $3,485,803 from $365,065 for the nine months ended December 31, 2015, an increase of $3,120,738. The increase is primarily attributable to the development of the LSD1 project, which has led to an increase in research and development.

Liquidity and Capital Resources

On December 20, 2016, the Company issued an aggregate of 3,366,667 shares of common stock at $0.60 per share for aggregate gross proceeds of $2,020,000, in connection with a securities purchase agreement with certain accredited investors, as defined in Regulation D promulgated under Securities Act of 1933. The net proceeds to the Company were $2,007,500.

The Company has sufficient cash to carry out its activities until the 4th quarter of 2017. At this point it will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	December 31, 2016 Unaudited	March 31, 2016	Change

Current assets	$5,034,122	$607,159	$4,426,963
Current liabilities	$4,200,022	$628,227	$3,571,795
Working capital	$834,100	$(21,068)	$855,168

The Company had a cash balance of $4,941,190 and $0, as of December 31, 2016 and March 31, 2016, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended December 31,
	2016	2015	Increase/(Decrease)

Net cash used in operating activities	$(2,182,919)	$-	$2,182,919
Net cash provided by investing activities	$5,116,609	$-	$5,116,609
Net cash provided by financing activities	$2,007,500	$-	$2,007,500

Cash (Used in) Provided by Operating Activities

Cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2,182,919 for the nine months ended December 31, 2016 compared to $0 for the nine months ended December 31, 2015. The change is principally attributable to net loss of $3,485,803 excluding non-cash items such as share based compensation to non-employees of $832,401 and changes in operating assets and liabilities of $470,483 and for the nine months ended December 31, 2016 as compared to a net loss of $365,065 and changes in operating assets and liabilities of $365,065 for the nine months ended December 31, 2015.

Cash Provided by Investing Activities

Cash provided by investing activities consists of assets acquired in business combination of a VIE of $5,116,609 for the nine months ended December 31, 2016 compared to $0 for the nine months ended December 31, 2015.

Cash Provided by Financing Activities

Cash provided by financing activities consists of shares of common stock issued in a private placement to accredited investors of $2,007,500 for the nine months ended December 31, 2016 compared to $0 for the nine months ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

As a result of the post-acquisition integration of our Rasna Therapeutics, Inc. related activities during the nine months ended December 31, 2016, we are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

In reliance upon SEC guidance, we intend to exclude management’s assessment of internal control over financial reporting in the Form 10-K for our current year; and, accordingly will not be providing such assessment on an interim basis either in respect to the Company’s (formerly Active With Me) prior business or the continuing business.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Form 8-K filed on August 17, 2016 and the Form 8-K/A filed on November 17, 2016, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K, the Form 8-K filed on August 17, 2016, and the Form 8-K/A filed on November 17, 2016, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 6.  EXHIBITS

31.1* 31.2*

Certification of Principal Executive and Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Certification of Principal Executive and Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1* 32.2*	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Certification of Financial Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

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