Form 10-K
period 2017-03-31
Rasna Therapeutics Inc.
filed 2017-06-29
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

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

Telephone: (646) 396-4087
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,046,465 shares of common stock were issued and outstanding as of June 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Forward Looking Statements.
This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:.
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
As used in this annual report, the terms “we”, “us”, “our”, “Rasna” and the “Company” mean Rasna Therapeutics, Inc. unless the context clearly requires otherwise.

ITEM 1. BUSINESS
General.
Rasna Therapeutics Inc. ("Rasna DE") was formed on May 28, 2013 by a highly experienced industry team together with field-leading scientists, to focus on developing therapeutics to address the unmet need that exists for Acute Myloid Leukemia ("AML") and other forms of leukemia and lymphoma.
The Company's primary indication is AML which may be fatal within weeks to months, has a 5-year survival rate of only about 25% and very poor prospects for long-term survival of patients.
The Company's clinical program is based around three druggable intervention points with potential to improve safety and efficacy of current AML combination therapies.
History
Rasna Therapeutics, Inc. ("the Company", formerly Active With Me Inc.) was a company formed to create online resources that seamlessly offer travelers unique, highly relevant and user-friendly information on activity-based travel.
On August 15, 2016 the Company, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna DE and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna DE (the “Merger”), with Rasna DE surviving the Merger as a wholly-owned subsidiary of Company. The Merger Agreement was approved by the Board of Directors of each of the Company, Merger Sub and Rasna DE, as well as the requisite stockholders. The Merger closed on August 15, 2016.

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
 Table 1 - Leukemia Subtypes

Type	Subtype	Features

Acute Leukemia	Acute Lymphocytic Leukemia (ALL)	Most common among children Five-year survival rate of ~70%

	Acute Myelogenous Leukemia (AML)	Most common in adults, especially men Five-year survival rate of ~26%

Chronic Leukemia	Chronic Lymphocytic Leukemia (CLL)	Most common in adults above 55 years old, especially men Five-year survival rate of ~85%

	Chronic Myelogenous Leukemi (CML)	Mainly in adults and rare in children Five-year survival rate of ~63%

All leukemia arises from mutations or damage to the DNA within the blood cells.  These mutations may occur spontaneously or as a result of exposure to radiation or carcinogenic substances.  Ionizing radiation, as well as exposure to chemicals such as benzene, increases the risk of AML, while agricultural chemicals have been linked to an increased incidence of chronic lymphoctic Leukemia (“CLL”).  A weak immune system, some virus forms such as human T-cell Leukemia virus I (“HTLV-1”), genetic predisposition, cigarette smoking, and reactions to some therapeutic drugs are also implicated in the etiology of leukemia.

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

Neucleophosmin (NPM1)

As noted above, leukemia arises due to DNA damage or mutations.  Chromosomal aberrations involving NPM1 were found in patients with non-Hodgkin lymphoma, acute promyelocytic leukemia, myelodysplastic syndrome, and AML. NPM1 has been found in the cytoplasm in patients with primary AML.

NPM1 Roles in Tumorigenesis

NPM1 gene is up-regulated, mutated and chromosomally translocated in many tumor types. NPM1 is transferred from nucleolus to nucleoplasm and cytoplasm by anticancer drugs. When expressed at high level, NPM1 could promote tumor growth by inactivation of tumor suppressor p53/ARF pathway; when expressed at low level, NPM1 could suppress tumor growth by inhibition of centrosome duplication. NPM1 is haplo insufficient in hemizygous mice that are vulnerable to tumor development. NPM1c+ (cytoplasm form) translocation into cytoplasm could serve as an AML remission signal. NPM1 forms a pentamer that could serve as a potential anticancer target.

Our technology (the process of targeting the mutation of the NPM1 gene), is believed to inhibit the NPM1 gene, reducing levels of NPM1 and consequently reducing a tumor cell’s ability to duplicate.  It anticipated that our NPM1 inhibitor will have therapeutic activity in patients with the NPM1 mutation and possibly in the broader NPM1 population.

RASP-101 (ACT D) Program

Falini, Brunetti, and Martelli (N Engl J Med, 2015, 373(12):1180-2) hypothesized that NPM1-mutated AML cells might be vulnerable to a drug like dactinomycin that triggers a nucleolar stress response. In an initial evaluation, a single patient was treated for six cycles of five consecutive daily intravenous doses of 12.5 µg/kg at intervals of 3 to 4 weeks.  Morphologic and immunohistochemical complete remission was evident after the fourth cycle, and an assay for mutant copies of NPMA showed molecular complete remission after the fourth cycle. In a subsequent Phase II clinical trial (EudraCT number 2014-000693-18), completed in two and a half years, patients with refractory or relapsed NPM1-mutated AML were treated with dactinomycin at 15 µg/kg/day in cycles of 5 consecutive days.  A complete response was achieved in 40% of the patients.

We are now developing RASP-101, a formulated dactinomycin product, to enable multi-center clinical studies in patients with NPMI-mutated AML.

Lysine Specific Demethylase -1 (LSD1) Program

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

Working from this premise, Dr. Pelicci’s group has developed novel irreversible and reversible LSD1 regulators which have shown appropriate effect on the LSD1 gene in-vitro and in-vivo efficacy in two AML animal models to facilitate nomination of a lead and then a drug candidate for clinical trials by Rasna. We believe that this breakthrough program may have significant benefits across all forms of leukemia.

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

As of March 31, 2017, we currently have one pending US patent application relating to the composition of matter of the NPM1 inhibitors.  We also have an exclusive license to three pending US patent applications and one issued US patent relating to our LSD1 program.

Our patents and patent applications for LSD-1 and Dactinomycin as of March 31, 2017 are set forth below:

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
Pending in Brasile, Canada, India
Granted or Examination in progress
PCT/EP2013/ 075409	Cyclopropylamine derivatives useful as inhibitors of histone demethylases KDM1A	3-Dec- 2013	5-Dec 2012	Istituto Europea di Oncologia	Varasi/ Vianello/ Thaler/ Trifiro’/ Mercurio/ Meroni	National Phase Pending in Australia, Canada, China, Europe, Japan, USA	Examination in progress
PCT/EP2015/ 062037	Cyclopropylamine derivatives as histone demethylase inhibitors	29-May 2015	30-May 2014	Istituto Europeo di Oncologia	Vianello/ Varasi / Mercurio/ Cappa/ Meroni/ Villa/ Mai/ Valente	National Phase Pending in Australia, Brazil, Canada, Europe, Israel, Japan, USA	Examination in progress
PCT/IB2015/ 001953	Thienopyrroles as Histone Demethylase Inhibitors	4-Sept 2015	5-Sept 2014	Istituto Europea di Oncologia	Vianello / Sartori/ Mercurio / Cappa / Villa / Meroni / Zagarri	National Phase Pending in Europe and USA	Examination in progress

PCT/EP2017/ 062009	Imidazoles as Histone Demethylase Inhibitors	18-May 2017	18-May 2016	Istituto Europea di Oncologia	Vianello / Romussi/ Cappa/ Trifiro’/ Sartori/ Mercurio	International Phase	National Phase Entry 11/18/2018
PCT/EP2016/ 080156	Combination of Caloric Restrction (CR) or IGF1/Insulin Receptor Inhibitor with LSD1 Inhibitor	7-Dec 2016	7-Dec 2015	Istituto Europea di Oncologia/ Universita’ delgi studi di Milano	?Mazzarella/ Minucci/ Pelicci/ Pallavi/ Durfort/	International Phase	National Phase Entry 6/7/2018
US 62/490,547	Use of a Combinational Therapy of LSD1 Inhibitors With P21 Activators in the Treatment of Cancer	26-Apr 2017	n/a	Istituto Europea di Oncologia/ Universita’ delgi studi di Milano	Minucci/ Pelicci/ Hosseini	US Provisional	Conversion/ Foreign filing 26-Apr 2018
US 62/490,555	Use of a Combinational Therapy of LSD1 Inhibitors With CDK2 Inhibitors in the Treatment of Cancer	26-Apr 2017	n/a	Shailubhai	Shailubhai	US Provisional	Conversion/ Foreign filing 26-Apr 2018
US 62/444,333	Inhibitors of Nucleophosmin and Methods and Uses Thereof	9-Jan 2017	n/a	Rasna	Pellicciari	US Provisional	Conversion/ Foreign filing 9-Jan 2018
US 62/394,104	Dactinomycin Compositions and Methods for the Treatment of Acute Myeloid Leukemia	13-Sept 2016	n/a	Shailubhai	Shailubhai	US Provisional	Conversion/ Foreign filing 13-Sept 2017
US 62/444,330	Dactinomycin Compositions and Methods for the Treatment of Acute Myeloid Leukemia	9-Jan 2017	n/a	Rasna	Shailubhai	US Provisional	Conversion/ Foreign filing 9-Jan 2018
US 62/500,459	Dactinomycin Compositions and Methods for the Treatment of Acute Myeloid Leukemia	2-May 2017	n/a	Shailubhai	Shailubhai	US Provisional	Conversion/ Foreign filing 2-May 2018
PCT/EP2016/ 071599	Dactinomycin Compositions and Methods for the Treatment of Acute Myeloid Leukemia	13-Sept 2016	14-Sept 2015	Falini/ Martelli	Falini/ Martelli	International Phase	National Phase Entry 14-March 2018

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

Employees
As of March 31, 2017 we had 4 full-time employees.

Recent Developments
On April 20, 2017, we announced the appointment of Dr. Kunwar Shailubhai as Chief Executive Officer.
On May 8, 2017, we published the results of Phase II of our NPM1 clinical trial in the New England Journal of Medicine. The Phase II clinical trial was initiated in 2014 and was completed in two and a half years, involved patients with refractory or relapsed NPM1-mutated AML treated with cycles of dactinomycin at a dose of 15µg per kilogram per day for 5 consecutive days. As earlier published, intravenous treatment of refractory or relapsed AML patients with dactinomycin (12.5µg or 15µg per day) for 5 consecutive days had produced hematological complete response in specific patients. We reported an update to these initial findings, which were corroborated by the follow up of a Phase II clinical trial which achieved complete response in 40% of patients.
ITEM 1A.  RISK FACTORS

Risks Relating to Our Business
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

We have not completed the pre-clinical and clinical trials necessary to support an application for approval to market of product candidates, if any. Our or our collaborators’ current and future clinical trials may be delayed, unsuccessful, or terminated as a result of many factors, including:

•	delays in designing an appropriate clinical trial protocol and reaching agreement on trial design with investigators and regulatory authorities;

•	governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy or guidelines;

•	adding new clinical trial sites

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

Risks Relating to Our Industry

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
We currently do not carry clinical trial liability insurance but we will need to once we begin clinical trials. There can be no assurance that we will be able to obtain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Item 1B. Unresolved Staff Comments

As disclosed herein, the Company has been engaged in a comment letter process with the Staff of the SEC relating to questions raised by the SEC regarding the Company’s accounting for its acquired In- process research and development intangible asset.  As of the date of this filing, the Company has not yet resolved those questions with the Staff of the SEC. If the Company is unable to satisfy the Staff’s questions, then the intangible asset could be written off in a yet to be determined period.

ITEM 2. PROPERTIES

Our executive offices are located at 420 Lexington Avenue, 25th Floor, New York, NY 10170. We do not own any real property.

We are currently sharing approximately 3,011 square feet of laboratory and office space for our headquarters in Lexington Avenue, New York with Tiziana Therapeutics Inc. The lease is under Tiziana Therapeutic's Inc. name and we are being charged for a portion of the space via a Shared Services agreement.

In January 2017, we also leased approximately 451 square feet of lab and office space in Doylestown, Pennsylvania under a lease agreement that expires January 31, 2018. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
We are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities
Our common shares are currently quoted on the OTCQX under the trading symbol “RASP”. Our shares were previously quoted on the OTCQB Market from September 27, 2016 to April 21, 2017. Prior to September 27, 2016, our shares were quoted on the OTC Market under the trading symbol “ATVM.”. Prior to September 27, 2016, there were no trades in our common stock. The following table sets forth the range of high and low per share sales prices of our common stock during the periods indicated, as reported on the OTC Markets.

	2017
	High	Low
First Quarter	$1.31	$1.31
Second Quarter	$1.31	$1.31
Third Quarter	$2.80	$1.05
Fourth Quarter	$2.18	$1.85

Our transfer agent is Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Ardmore, PA 19003.

Holders of our Common Stock
As of June 15, 2017, there were 64 registered stockholders our issued and outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of March 31, 2017.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Stockholders	3,162,375	$0.29	6,587,625
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	3,162,375	$0.29	6,587,625

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Company Background

The Company was incorporated in the State of Nevada on December 6, 2012.

Arna Therapeutics Limited (“Arna”) is a company incorporated in the British Virgin Islands under applicable law and regulation on December 31, 2013. Arna only has one segment of activity which is that of a clinical stage biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia.

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

On April 27, 2016, Rasna UK sold its stake in Falconridge to Rasna DE for $1. This entity had no operations, no assets or liabilities as of this date.

On May 17, 2016, Rasna DE and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Arna. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE in exchange for shares of Arna.

 On August 15, 2016, the Company, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna DE, and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna DE. (the “Merger”), with Rasna DE. surviving the Merger as a wholly-owned subsidiary of the Company. As a result of the Merger, Rasna DE is a wholly owned subsidiary of the Company.

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

On May 5, 2016, Rasna UK sold its intellectual property to Falconridge, a subsidiary of Rasna DE, for a note payable in the amount of $236,269. The fair value of the intellectual property was deemed to be the $236,269 based on the consideration received.

On May 17, 2016, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE, in exchange for shares of Arna. On this day, Rasna DE, and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization with Arna. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE, in exchange for shares of Arna. Arna was deemed to be the accounting acquirer because Rasna DE and Falconridge Holdings Limited were non-trading holding companies and Arna’s operations will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity. Further, 65% of the voting interest in Rasna DE, was acquired in connection with the transaction. Therefore, the assets and liabilities of the acquired entity, Rasna DE, were written to fair value in accordance with the Acquisition Method prescribed in ASC 805, Business Combinations.

The consideration transferred was measured based upon the share price recently received during a non-public equity raise in Rasna DE, during which non-related investors paid $0.40 per share of common stock. During the acquisition transaction, 19,187,500 of 54,837,790 shares were issued to legacy Rasna DE, shareholders, which results in consideration transferred to the acquiree’s shareholders of $7,675,000.

In addition, $607,159 of a related party receivable due to Arna from Rasna UK, was forgiven as part of the consideration transferred.

Rasna

On August 15, 2016, Active With Me, Inc., entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna DE, and Rasna Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Active With Me, Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into Rasna DE, (the “Merger”), with Rasna DE, surviving the Merger as a wholly-owned subsidiary of Active With Me, Inc. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Active With Me’s operations were disposed of prior to the consummation of the transaction.  Rasna DE is treated as the accounting acquirer as its stockholders control the Company after the Exchange Agreement, even though Active With Me, Inc. was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Rasna DE as if Rasna DE had always been the reporting company.  Since Active With Me, Inc. had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of Rasna DE to a former officer and director of Active With Me, Inc. in exchange for cancellation of an aggregate of 1,500,000 shares of Rasna DE's common stock held by such person.

In connection with the share exchange, each share of Rasna DE was exchanged for the right to receive .33 shares in Active With Me, Inc. Once issued, the new shares were combined with the 3,305,000 common shares held by legacy Active With Me, Inc. shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy Active With Me shareholder that effectively spun off the remaining assets of Active With Me in connection with the transaction. Finally, subsequent to the transaction, the legal acquirer executed a 3.25 for 1 stock split on its common shares. Historical common stock amounts and additional paid-in capital have been retroactively adjusted for the effect of the share splits executive in connection with the Merger transaction. Following the closing of the Merger and Rasna DE’s cancellation of 1,500,000 shares in the Split-Off, there were 19,901,471 shares of Rasna DE issued and outstanding, which once effected for the 3.25 for 1 reverse stock split, resulted in 64,679,798 shares outstanding in the combined entity.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with US GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 2 to our audited financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics (“Rasna UK”) and the Company. Management noted that equity investment in Rasna UK is not sufficient to fund its operations. Accordingly,the Company. is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from the Company. to fund its operations, and has power to direct its significant activities. As a result, the Company consolidates this variable interest entity.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Rasna DE, and Rasna DE’s subsidiary, Arna Therapeutics Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

Management is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined in accordance with ASU 2015-16. The amounts reflected within the Note 3 - Acquisitions are the results of a purchase price allocation based on a final valuation report.

Liquidity

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as at March 31, 2017, had accumulated deficit of $9,257,780, a net loss for the year ended March 31, 2017 of $4,433,732 and net cash used in operating activities of $2,963,858.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of the second fiscal quarter of 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

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

From time to time, the Company’s balances in its bank accounts exceed Federal Deposit Insurance Corporation limits. The Company will periodically evaluate the risk of exceeding insured levels and might transfer funds if it deems appropriate. The Company has not experienced any losses with regards to balances in excess of insured limits or as a result of other concentrations of credit risk

Goodwill and Intangible assets
Intangible assets are made up of in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). The balance of IPR&D represents IPR&D acquired in 2013, which, at the time, was determined to have alternative future uses. IPR&D assets also represent the fair value assigned to acquired technologies in a business combination, which at the time of the business combination have not reached technological feasibility and have no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, have not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects.
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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of the year ended March 31, 2017 and March 31, 2016.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no impact on the previously reported net loss.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the year ended March 31, 2017 and 2016.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	March 31, 2017	March 31, 2016
Stock options	3,162,375	1,662,375
Warrants	1,440,501	—
Total shares issuable upon exercise or conversion	4,602,876	1,662,375

Warrants

In April 2016, in connection with the issuance of equity, the Company committed to issue warrants as compensation to the placement agents. On February 28, 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share.

The liability to issue warrants was marked to market each period until the grant date, at which point the Company determined that in accordance with ASC 815-40-25-7, the warrants were classified in stockholder’s equity.

Equity-Based Payments

ASC Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of good will allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017.The Company is currently evaluating the impact of adopting this guidance.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Years Ended March 31, 2017 and 2016

The following table sets forth the summary statements of operations for the periods indicated:

	For the Year Ended March 31,
	2017	2016
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	1,009,240	—
Research and development	1,564,353	—
Consultancy fees third parties	1,071,777	128,176	*
Consultancy fees related parties	150,000	350,000
Legal and professional fees	739,158	99,930
Total operating expenses	4,534,528	578,106

Loss from operations	(4,534,528)	(578,106)

Other income/(expense):
Foreign currency transaction gain	100,796	—
Other income	100,796	—

Net loss	$(4,433,732)	$(578,106)
* Equity based payments to Non- Employees have been reclassified to consultancy fees third parties.

Revenues

There were no revenues for the year ended March 31, 2017 and 2016 because Rasna Therapeutics, Inc. does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the year ended March 31, 2017 increased to $4,534,528 from $578,106 for the year ended March 31, 2016, an increase of $3,956,422. The increase is primarily attributable to the development of the LSD1, NPM1 and ACT D projects which have led to an increase in research and development, consultancy and general administrative costs.

Net Loss

Net loss for the year ended March 31, 2017 increased to $4,433,732 from $578,106 for the year ended March 31, 2016, an increase of $3,855,626. The increase is primarily attributable to the development of the LSD1, NPM1 and ACT D projects which have led to an increase in research and development, consultancy and general administrative costs.

Liquidity and Capital Resources

On December 20, 2016, the Company issued an aggregate of 3,366,667 shares of common stock at $0.60 per share for aggregate gross proceeds of $2,020,000, in connection with a securities purchase agreement with certain accredited investors, as defined in Regulation D promulgated under Securities Act of 1933. The net proceeds to the Company were $2,007,500.

The Company has sufficient cash to carry out its activities until the second fiscal quarter of 2019. The Company will be required to raise additional capital to continue the development and commercialization of current product candidates and to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	March 31, 2017	March 31, 2016	Change
Current assets	$4,199,874	$607,159	$3,592,715
Current liabilities	$1,528,002	$628,227	$899,775
Working capital	$2,671,872	$(21,068)	$2,692,940

The Company had a cash balance of $4,048,962 and $0, as of March 31, 2017 and March 31, 2016, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Year Ended March 31,
	2017	2016	Increase/(Decrease)
Net cash used in operating activities	$(2,963,858)	$—	$(2,963,858)
Net cash provided by investing activities	$5,106,116	$—	$5,106,116
Net cash provided by financing activities	$2,007,500	$—	$2,007,500

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2,963,858 for the year ended March 31, 2017 compared to $0 for the year ended March 31, 2016. The change is principally attributable to net loss of $4,433,732 excluding non-cash items such as share based compensation of $1,023,555 and changes in operating assets and liabilities of $442,856 and for the year ended March 31, 2017 as compared to a net loss of $578,106, adjusted for non-cash share based compensation of $60,676 and changes in operating assets and liabilities of $517,430 for the year ended March 31, 2016.

Net Cash Provided by Investing Activities

Net cash provided by investing activities consists primarily of cash and cash equivalents acquired in the business combination on May 17, 2016 of $5,116,609 for the year ended March 31, 2017 compared to $0 for the year ended March 31, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of shares of common stock issued in a private placement to accredited investors of $2,007,500 for the year ended March 31, 2017 compared to $0 for the year ended March 31, 2016.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Capital Market Risk.
We currently do not have any revenues because we do not have any commercial products and therefore depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of March 31, 2017 and 2016, and for the years ended March 31, 2017 and 2016 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors and Executive Officers
The following persons are our executive officers and directors as of June 29, 2017 and hold the positions set forth opposite their respective names.

Name	Age	Position
Kunwar Shailubhai	59	Chief Executive Officer, Director

Riccardo Dalla-Favara	65	Director

Jim Mervis	69	Director

John Brancaccio	68	Director

Alessandro Padova	48	Chairman

John Alex Martin	49	Director

James Tripp	47	Director

Tiziano Lazzaretti	58	Chief Financial Officer

Kunwar Shailubhai
Chief Executive Officer, Director
Dr. Shailubhai is a Co-Founder of Synergy Pharmaceuticals Inc. and has served as Chief Scientific Officer since 2008. From March 2004 until July 2008 he served as Senior Vice President, Drug Discovery, of Synergy which at that time was a subsidiary of Callisto Pharmaceuticals, Inc. (“Synergy DE”). From May 2003 until March 2004, Dr. Shailubhai served as Executive Vice President, Research and Development of Synergy DE. From 2001 to April 2003, Dr. Shailubhai held the position of Vice President, Drug Discovery at Synergy DE where he was chiefly responsible for the preclinical development of our GC-C agonist program for drugs to treat colon cancer and GI inflammation. Between 1993 and 2000, he was with Monsanto Company, serving as Group Leader of the cancer chemoprevention group. Dr. Shailubhai previously served as a Senior Staff Fellow at the National Institutes of Health, and as an Assistant Professor at the University of Maryland. Dr. Shailubhai received his Ph.D. in microbiology in 1984 from the University of Baroda, India, and his M.B.A. in 2001 from the University of Missouri, St. Louis. We believe that Dr Shailubhai's scientific background and clinical experience make him well qualified to serve as a director on our board.

Dr. Riccardo Dalla-Favera, MD
Director
Dr. Dalla-Favera is a leader in the field of molecular oncology and has made fundamental contributions to the field of cancer, especially in the study of the molecular genetics of B cell malignancies. As a researcher, he has contributed much of the current knowledge on the genetic lesions responsible for human B cell lymphoma, which have led to the development of diagnostic tests and are being tested as targets in clinical trials with lymphoma patients. A Columbia faculty member for more than 15 years, Dr. Dalla-Favera helped found and has led the Institute for Cancer Genetics at Columbia University since 1999. He is the Percy and Joanne Uris Professor of Pathology and Professor of Genetics & Development at the Columbia University College of Physicians and Surgeons. He is also a director of the Specialised Center for research on Lymphoma at Columbia University funded by the Leukemia Lymphoma Society. Dr. Dalla-Favera joined Columbia’s College of Physicians and Surgeons in the Department of Pathology in 1989. He completed a fellowship at the National Cancer Institute and was previously a faculty member at New York University School of Medicine. Dr. Dalla-Favera currently serves as a director of Tiziana Life Sciences plc. Dr. Dalla-Favera co-founded Therasis, Inc. in 2007 and has since served as a director of that company. He has been a member of the Scientific Advisory Board of Trovagene, Inc. since April 2010. He serves as a member of the Scientific Advisory Board of Xigen SA. Dr. Dalla-Favera was a director of the Herbert Irving Comprehensive Cancer Centre (HICCC) from 2005 to 2011. He has served as the Chair of the Scientific Advisory Board of the Yale Cancer Centre. He served as the Co-Chair of the National Centre Institute Program Review Group for Leukemia, Lymphoma and Myeloma and as a member of the boards of the Scientific Counsellors of the National Institute of Environmental Health and the National Cancer Institute. We believe that Dr Dalla-Favera's medical experience and scientific background make him well qualified to serve as a director on our board.

Jim Mervis
Director
Mr. Mervis has been Managing Director of Bioscience Strategies NZ Limited, a consulting company, since March 2009. In addition, Mr. Mervis has been Chairman of CoDa Therapeutics, Inc. since 2006 and a director of Engender Technologies Ltd. since 2013. Mr. Mervis has been a Senior Advisor to the University of Auckland’s technology transfer arm Auckland Uniservices since 2010 and the New Zealand government’s Return On Science investment committee since 2013. Mr. Mervis has been Senior Advisor to Professor Roberto Pellicciari and his lab TES Pharma since 2012. He was a litigation associate at the New York firm of Rubin Wachtell Baum & Levin from 1973 to 1978. From 1979 to 1985, Mr. Mervis held senior executive positions in the pioneering days of cable television, pay television and home video, at Viacom International, Showtime Pay Television, CBS Video Enterprises and MGM/UA Home Entertainment. From 1985 to 1989, he was a key business development consultant to Virgin Communications, Childrens Television Workshop, EMI Music, Roy Orbison, Sergio Leone and Island Pictures. In 1990, he co-founded one of the first interactive media companies where he produced the interactive version of Stephen Hawking’s A Brief History of Time (released 1993). Mr. Mervis obtained his BS from Cornell University in 1969 and his JD from Fordham University School of Law in 1972. We believe that Mr Mervis's business experience and legal background makes him well qualified to serve as a director on our board.

John Brancaccio
Director
Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio served as a director of Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and has been a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since April 2004, as well as a director of Trovagene, Inc. since December 2005, Synergy Pharmaceuticals Inc. since July 2008 and ContraVir Pharmaceuticals, Inc. since December 2013. We believe that Mr Brancaccio's business acumen and experience as an accounting officer makes him well qualified to serve as a director on our board.

Alessandro Padova
Chairman
Since October 2015, Dr. Padova has served as Chief Executive Officer of Fondazione Ri.MED, a foundation based in Sicily, that promotes, supports and leads biomedical and biotechnological research projects. From July 2014 to September 2015, Dr. Padova was Senior Director, Strategy and Business Development and from June 2013 to June 2014, Director of Strategic Alliances for IRBM Group in Rome, Italy, a diversified industrial group operating within the biotech and pharmaceutical sector. From May 2004 to March 2013, Dr. Padova was held various positions with Siena Biotech S.p.A., a drug discovery and development company, most recently as General Manager. Dr. Padova graduated from University of Kent with a degree in Chemistry and received his Ph.D. in Chemistry from University of Exeter. We believe that Dr Padova's business experience in the medial industry makes him well qualified to serve as a director on our board.

John Alex Martin
Director
Mr. Martin has been Chief Executive Officer of Puricore Inc., a biopharmaceutical company focused on dermatology, ophthalmology, and rare diseases since 2015. From 2011 to 2015, Mr. Martin was President of Moksha8 Pharmaceuticals, Inc., an emerging markets pharmaceutical company. From 2009 to 2011, Mr. Martin was Managing Director of The Sophocles Group, a private consulting company. From 2007 to 2009, Mr. Martin was Chief Operating Officer of Intercept Pharmaceuticals, Inc. Mr. Martin graduated from Cornell University with a BA degree in Government and received his MBA from Harvard Graduate School of Business Administration. We believe that Mr Martin's experience as a biotechnology company executive makes him well qualified to serve as a director on our board.

James Tripp
Director
Mr. Tripp is a global bio/pharmaceutical executive with over twenty years’ experience in biopharmaceutical operations and clinical R&D management. He has been involved in all phases of drug development from discovery through commercialization. He started his career in pharmaceuticals while attending Harvard School of Public Health and at Massachusetts General Hospital in Boston, MA. From 2012 to 2014 he was Director, Clinical Management at Novo Nordisk, A/S, where he managed the US project teams overseeing the insulin/GLP-1, Victoza®, and Saxenda® portfolios. From 2007 to 2012, Mr. Tripp was a Director at Regeneron Pharmaceuticals where he started as a Therapeutic Area Project Manager (TAPM) for inflammation programs, focusing on developing IL-1 Trap (Arcalyst®) and then creating and heading up the Compliance & Training group for the Clinical & Project Management Office. Earlier Mr. Tripp has also had senior roles on both Nasonex® and Clarinex® at Schering-Plough (now Merck) and overseeing global operations/managing the successful co-development collaborations with GSK, while at Bayer Pharmaceuticals on Baycol®, and while at Hoffman-La Roche on Boniva®. We believe that Mr Tripp''s experience as a pharmaceutical executive makes him well qualified to serve as a director on our board.

Tiziano Lazzaretti
Chief Financial Officer
Mr Lazzaretti has extensive experience in the healthcare and pharmaceutical industry and joined Tiziana from Pharmentis Srl, a spin-off from Teva Ratiopharm, where he served as Group Finance Director from 2011. Prior to this, Mr Lazzaretti was Executive Director at Alliance Boots Healthcare, and held senior positions at Accenture and SNIA Spa, Italian listed company.
Before, he served as Corporate Finance Director and Deputy Chairman at Fiat Group based in London for 15 years, spanning activities through all different sectors from automotive to financial services. Mr Lazzaretti has a Bachelor of Science (BSc Hons) in Economics and Accounting from the University of Turin, Italy, and he was awarded a Master in Business Administration (MBA) from Bocconi University (Milan ) on FIAT Group’s scholarship, and studied Corporate Finance at the London Business School.
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
The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee, Jim Mervis and John Alex Martin. Under the applicable rules and regulations of NASDAQ, each member of a company’s audit committee must be considered independent in accordance with NASDAQ Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of Messrs. Brancaccio, Mervis and Martin is “independent” as that term is defined under applicable NASDAQ and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board plans to adopt a written charter setting forth the authority and responsibilities of the Audit Committee.
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
The Compensation Committee currently consists of John Bracaccio, Chairman of the Compensation Committee, John Alex Martin and Riccardo Dalla-Favera. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5602(a)(2), except for Dr Shailubhai. The Board plans to adopt a written charter setting forth the authority and responsibilities of the Compensation Committee.
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

Code of Business Conduct and Ethics
We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. That code is available on our coporate website www.rasna.com. A copy will also be provided free of charge upon request to:
Rasna Therapeutics Inc, 420 Lexington Ave, Suite 2525, New York, NY 10170.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
None of our executive officers have received any compensation for the last two fiscal years.
Grants of Plan-Based Awards During Fiscal Year
The following table shows for fiscal year 2017, certain information regarding grants of plan-based awards to our executive officers:

		All Other Option Awards: Number of Shares of Stock or Units (#) (#)	Exercise or Base Price Per Share of Option Awards($) (($/sh)($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Name Officer	Grant Date
Tiziano Lazzaretti	9/1/16	100,000	0.40	128,952
Tiziano Lazzaretti	11/25/16	200,000	0.40	267,230
James Tripp	9/1/16	125,000	0.40	161,190

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2017. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of March 31, 2017.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Tiziano Lazaretti	—	100,000	0.40	9/1/2026
Tiziano Lazaretti	—	200,000	0.40	11/28/2026
James Tripp	—	125,000	0.40	9/1/2026

Director Compensation
The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the year ended March 31, 2017 for services to our company.

Director Compensation for 2017
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Kunwar Shalubhai	12,500	128,952	141,452
Riccardo Dalla-Favara	12,500	256,499	268,999
Jim Mervis	12,500	256,499	268,999
John Brancaccio	12,500	128,952	141,452
Alessandro Padova	12,500	161,190	173,690
John Alex Martin	12,500	128,952	141,452

(1) Represents the fair value of incentive stock options granted during the year ended March 31, 2017 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

Employment Agreements
Kunwar Shailubhai
On May 24, 2017, we entered into an employment agreement with Dr. Kunwar Shailubhai (the “Employment Agreement”) pursuant to which Dr. Shailubhai shall act as Chief Executive Officer and Chief Scientific Officer. Pursuant to the Employment Agreement, Dr. Shailubhai’s current base compensation is $300,000 per year. Dr. Shailubhai is eligible to receive a cash bonus of up to 35% of his base salary per year based on meeting certain performance objectives and bonus criteria. Pursuant to the Employment Agreement, Dr. Shailubhai received a grant of stock options to purchase 1,200,000 shares of common stock which vest over 4 years.
If Dr. Shailubhai’s employment is terminated by us for cause or as a result of Dr. Shailubhai’s death or permanent disability or if Dr. Shailubhai terminates his employment agreement voluntarily, Dr. Shailubhai will be entitled to receive (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) all business expenses reasonably and necessarily incurred by Dr. Shailubhai prior to the date of termination and (iii) benefits owed to Dr. Shailubhai under any qualified retirement plan or health and welfare benefit plan in which Dr. Shailubhai was a participant. If Dr. Shailubhai’s employment is terminated by us without cause or by Dr. Shailubhai for good reason, Dr. Shailubhai will be entitled to receive the amounts due upon termination of his employment by us for cause, or as a result of his death or permanent disability or upon termination by Dr. Shailubhai of his employment voluntarily, in addition to (provided that Dr. Shailubhai executes a written release with respect to certain matters) a severance payment equal to his base compensation for 12 months from the date of termination and the benefits that Dr. Shailubhai would be eligible for during such 12-month period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the ownership of our common stock as of March 31, 2017, by:

•	each director;

•	each person known by us to own beneficially 5% or more of our Common Stock;

•	each executive officer; and

•	all directors and executive officers as a group.
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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Executive Officers and Directors :
James Tripp	—		—
Tiziano Lazzaretti	—		—
Kunwar Shailubhai	3,101		*
Riccardo Dalla-Favara	328,700	(2)	*
Jim Mervis	328,700	(2)	*
John Alex Martin	—
John Brancaccio	—
Alessandro Padova	—
All executive officers and directors as a group (8 persons)	374,701		*
5% or Greater Stockholders:
Panetta Partners Ltd.(3)	8,909,054	(4)	13.0
TES Pharma Srl (5)	5,684,250	(6)	8.3
Eurema Consulting Srl (7)	5,684,250	(6)	8.3
MS Investment Holding, Inc. (8)	7,773,167		11.4
Howard I. Freedberg Revocable Trust (9)	6,758,188		9.9
*less than 1%

(1)	Based on 68,046,465 shares of our common stock issued and outstanding as of March 31,2017.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)
Gabriele Cerrone is a director of Panetta Partners Ltd. and in such capacity holds voting and dispositive power over our securities held by such entity. Panetta Partners Ltd. address is, c/o Cooley Services Limited, Dashwood, 60 Old Broad Street, London EC2M 1QS

(4)	Includes 421,750 shares of common stock issuable upon exercise of vested stock options held by Mr Cerrone.
(5)	Dr. Roberto Pellicciari holds voting and dispositive power over securities of the company held by such entity.
(6)	Includes 321,750 shares of common stock issuable upon exercise of vested stock options.
(7)	Brunangelo Falini holds voting and dispositive power over securities of the company held by such entity.
(8)	Morris Silverman holds voting and dispositive power over securities of the company held by such entity.
(9)	Howard Freedberg is the trustee of the Howard I. Freedberg Revocable Trust and in such capacity holds voting and dispositive power over securities of the company held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since April 1, 2015, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Rasna Therapeutics Ltd

As at March 31, 2016, the Company was owed $607,159 from Rasna Therapeutics Ltd (UK), a Company of which Gabriele Cerrone, James Mervis and Riccardo Dalla Favera were also common directors with Arna. In the year ended 31 March 2016, Rasna Therapeutics Ltd (UK) paid $113,651 of expenses on behalf of the Company. The $607,159 was forgiven as part of the consideration transferred in the business combination noted in Note 3. See Note 2 for Principles of Consolidation.

Eurema Consulting

Eurema Consulting S.r.l. is a principal stockholder. During the twelve months ended March 31, 2017 and twelve months ended March 31, 2016, Eurema Consulting S.r.l. supplied us with consulting services amounting to $50,000 and $100,000, respectively. As of March 31, 2017, and March 31, 2016, Eurema Consulting S.r.l was owed $275,000 and $225,000, respectively, by us.

Gabriele Cerrone

Gabriele Cerrone is affiliated with one of our principal stockholders.. During the twelve months ended March 31, 2017 and 2016, Mr. Cerrone charged us $50,000, and $75,000, respectively, in respect of consultancy fees. As of March 31, 2017, and March 31, 2016, the balance due to Mr. Cerrone was $175,000 and $125,000, respectively.

Roberto Pellicceri

Roberto Pellicceri is the sole shareholder of TES Pharma Srl, one of our principal stockholders. During the twelve months ended March 31, 2017 and 2016, Roberto Pellicceri charged us $50,000 and $75,000 respectively, in respect of consultancy fees. As of March 31, 2017, and March 31, 2016, the balance due to Roberto Pellicceri was $175,000 and $125,000, respectively.

Tiziana Life Sciences Plc

As at March 31, 2017, the Company owed $103,672 to Tiziana Life Sciences PLC,a Company of which Kunwar Shailubhai, and Riccardo Dalla Favera were also common directors with. This was in respect of a Shared Services agreement whereby the Company is charged for shared services such as the payroll and rent, see Note 13 for more details. Tiziana Life Sciences PLC was owed $65,000 by the Company in respect of payments made on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by Marcum LLP, the Company’s current independent registered public accounting firm, BDO and Grant Thornton, the Company’s previous independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2017	2016
Audit fees(1)	$354,431	$246,500
Tax fees(2)	—	—
Other fees(3)	—	—
Total fees	$354,431	$246,500

_______________

(1)
Audit fees consist of fees for professional services performed by Marcum LLP, BDO and Grant Thornton for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

(2)	Tax fees consist of fees for professional services performed with respect to tax compliance.

(3)	Other fees consist of fees for professional services performed in connection with consultations, due diligence procedures and related matters.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 15, 2016, by and among Active With Me, Inc., Rasna Therapeutics, Inc. and Rasna Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on August 16, 2016).

3.1(a) 3.1(b)
Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on September 26, 2016 and effective September 20, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 26, 2016)
Certificate of Change of Active With Me, Inc., as filed with the Nevada Secretary of State on September 19, 2016 and effective September 20, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 26, 2016).

3.2	Amended and Restated Bylaws
4.1*	2016 Incentive Equity Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2016).
10.1
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of August 15, 2016 by Active With Me, Inc. and Active With Me Holdings, Inc. (Split-off) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 16, 2016).

10.2	Stock Purchase Agreement dated as of August 15, 2016 (Split-off) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 16, 2016).
10.3*	Executive Employment Agreement entered into effective May 24,2017 by and between Kunwar Shailubhai and Rasna Therapeutics, Inc.
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 27, 2016).
14	Code of Business Conduct and Ethics
21	List of Subsidiaries
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101
Financial statements from the annual report on Form 10-K of Rasna Therapeutics, Inc. for the year ended March 31, 2017, filed on June 29, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2017	RASNA THERAPEUTICS, INC.

	By:	/s/ Kunwar Shailubhai
Kunwar Shailubhai
Director and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Kunwar Shailubhai, his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kunwar Shailubhai
Kunwar Shailubhai	Director, Chief Executive Officer	June 29, 2017
(Principal Executive Officer)
/s/ Tiziano Lazzaretti
Tiziano Lazzaretti	Chief Financial Officer	June 29, 2017
(Principal Accounting and Financial Officer)
/s/ Riccardo Dalla-Favera
Riccardo Dalla-Favera	Director	June 29, 2017

/s/ Jim Mervis
Jim Mervis	Director	June 29, 2017

/s/ John Brancaccio
John Brancaccio	Director	June 29, 2017

/s/ Alessandro Padova
Alessandro Padova	Director	June 29, 2017

/s/ Alex Martin
John Alex Martin	Director	June 29, 2017

Jim Tripp	Director	June 29, 2017

RASNA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Rasna Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Rasna Therapeutics, Inc. (the “Company”) as of March 31, 2017, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rasna Therapeutics, Inc. as of March 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum LLP
Marcum llp
New York, NY
June 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Rasna Therapeutics Inc.
Tortola, British Virgin Islands
We have audited the balance sheet of Rasna Therapeutics Inc. as of 31 March 2016 and the related statements of comprehensive loss, shareholders’ equity, and cash flows for the year ended 31 March 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arna Therapeutics Limited as of 31 March 2016 and the results of its operations and its cash flows for the year ended 31 March 2016, in accordance with accounting principles generally accepted in the United States of America.
Emphasis of Matter
We draw attention to note 9 to the accompanying financial statements, which describes significant transactions and relationships with certain related parties.
/s/ BDO LLP
BDO LLP
London, United Kingdom
16 August 2016

RASNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,048,962	$—
Prepayments and other receivables	65,846	—
Related party receivable	85,066	607,159
Total current assets	4,199,874	607,159

Property and Equipment, net	7,030	—
Other intangible assets	236,269	—
In-process research and development	1,913,100	1,300,000
Goodwill	2,722,985	—
Total non-current assets	4,879,384	1,300,000

Total assets	$9,079,258	$1,907,159

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$903,002	$78,227
Related party payables	625,000	550,000

Total current liabilities	1,528,002	628,227

Total liabilities	1,528,002	628,227

Commitments and Contingencies

Shareholders' equity
Common stock, $0.001 and $0.01 par value, respectively; 200,000,000 shares and 100,000,000 shares authorized respectively; of which 68,046,465 and 35,650,289 are issued. and outstanding respectively at March 31, 2017 and 2016	68,047	356,503
Additional paid-in capital	16,740,989	5,746,477
Accumulated deficit	(9,257,780)	(4,824,048)
Total shareholders' equity	7,551,256	1,278,932
Total liabilities and shareholders' equity	$9,079,258	$1,907,159

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2017	2016
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	1,009,240	—
Research and development	1,564,353	—
Consultancy fees third parties	1,071,777	128,176
Consultancy fees related parties	150,000	350,000
Legal and professional fees	739,158	99,930
Total operating expenses	4,534,528	578,106

Loss from operations	(4,534,528)	(578,106)

Other income/(expense):
Foreign currency transaction gain	100,796	—
Other income	100,796	—

Loss from operations before income taxes	(4,433,732)	(578,106)

Income tax provision	—	—

Net loss	$(4,433,732)	$(578,106)

Basic and diluted loss per share attributable to common shareholders	$(0.07)	$(0.02)

Basic and diluted weighted average common shares outstanding	60,816,068	35,650,289

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2015	35,650,289	$356,503	$5,685,801	$(4,245,942)	$1,796,362
Share based compensation	—	—	60,676	—	60,676
Net loss	—	—	—	(578,106)	(578,106)
Balance at March 31, 2016	35,650,289	$356,503	$5,746,477	$(4,824,048)	$1,278,932

Shares cancelled pursuant to reverse merger transaction	(35,650,289)	(356,503)	356,503	—	—
Shares issued pursuant to reverse merger transaction	54,837,790	548,378	7,126,622	—	7,675,000
.33 share exchange	(36,741,319)	(367,413)	—	—	(367,413)
Recapitalization	3,305,000	(159,563)	528,477	—	368,914
Cancellation of shares	(1,500,000)	(1,500)	—	—	(1,500)
3.25 for 1 Stock Split	44,778,327	44,778	(44,778)	—	—
Common stock issued in connection with offering	3,366,667	3,367	2,004,133	—	2,007,500
Share based compensation	—	—	1,023,555	—	1,023,555
Obligation for warrants to be issued	—	—	(484,009)	—	(484,009)
Increase in fair value of warrants to date of issuance	—	—	(2,430,875)	—	(2,430,875)
Warrant obligation reclassified to additional paid-in capital upon warrant issuance	—	—	2,914,884	—	2,914,884
Net loss	—	—	—	(4,433,732)	(4,433,732)

Balance at March 31, 2017	68,046,465	$68,047	$16,740,989	$(9,257,780)	$7,551,256

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,433,732)	$(578,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,023,555	60,676
Depreciation	3,463	—
Changes in operating assets and liabilities:
Other receivables and prepayments	(65,843)	—
Related party receivable	(85,412)	113,651
Accounts and other payables	519,111	53,779
Related party payables	75,000	350,000
Net cash used in operating activities	(2,963,858)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,493)	—
Cash and cash equivalents acquired in reverse merger/business combination	5,116,609	—
Net cash provided by investing activities	5,106,116	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of shares of common stock	2,007,500	—
Net cash provided by financing activities	2,007,500	—

Effect of foreign exchange rate	(100,796)	—

Net increase in cash and cash equivalents	4,048,962	—

Cash and cash equivalent, beginning of period	—	—

Cash and cash equivalent, end of period	$4,048,962	$—

Non-cash investing and financing activities:
Expenses paid by Rasna Therapeutics Limited on behalf of the Company	$—	$113,651
Common stock issued for acquisition	7,675,000	—
Shares cancelled pursuant to reverse merger transaction	(356,503)	—
Shares issued pursuant to reverse merger transaction	548,378	—
.33 share exchange	(367,413)	—
Recapitalization	(159,563)	—
Cancellation of shares	(1,500)	—
Shares issued in 3.25 for 1 stock split	44,778	—
Related party receivable balance canceled in acquisition	$607,159	$—

The accompanying notes are an integral part of these consolidated financial statements.

 RASNA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) (the “Company” or “Rasna Successor”), is a company incorporated in the State of Nevada.

Rasna Therapeutics, Inc. (“Rasna DE.”), is a company incorporated in the State of Delaware on March 28 2016 . Prior to May 17, 2016 Rasna Therapeutics, Inc. was a non-trading holding company with an investment in one subsidiary company, and also controlled an entity, Rasna Therapeutics Limited (“Rasna UK”), in which it was deemed the primary beneficiary.

Arna Therapeutics Limited (“Arna”) was a company incorporated in the British Virgin Islands under applicable law and regulation. Arna was incorporated on September 30, 2013. Arna only has one segment of activity which is that of a clinical stage biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of Leukemia.

On May 17, 2016, Rasna UK and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Arna. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna UK in exchange for shares of Arna.

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

2.    ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated.

Basis of preparation

These consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for annual reporting. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial information.

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

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna Inc. for the period from May 17, 2016 through December 31, 2016. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

The amounts reflected within the Note 3 - Acquisitions are the results of the final valuation report of the purchase price allocation.

Liquidity

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as at March 31, 2017, had an accumulated deficit of $9,257,780, a net loss for the for the year ended March 31, 2017 of $4,433,732 and net cash used in operating activities of $2,963,858.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Company has sufficient funds to continue operating until the end of the second fiscal quarter of 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development.The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

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

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets   at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

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

From time to time, the Company’s balances in its bank accounts exceed Federal Deposit Insurance Corporation limits. The Company will periodically evaluate the risk of exceeding insured levels and might transfer funds if it deems appropriate. The Company has not experienced any losses with regards to balances in excess of insured limits or as a result of other concentrations of credit risk.

Prepayments and other receivables

Prepayments consists of prepaid Directors and Officers liability insurance.

Property and Equipment

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed in a straight line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 2 to 5 years for equipment and furniture and fixtures. Expenditures for repairs and maintenance are charged to operations as incurred. The Company periodically evaluates whether current events or circumstances indicate that the carrying life of the depreciable assets may not be recoverable.

Goodwill and Intangible assets

Intangible assets are made up of in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). The balance of IPR&D represents IPR&D acquired in 2013, which, at the time, was determined to have alternative future uses. IPR&D assets also represent the fair value assigned to acquired technologies in a business combination, which at the time of the business combination have not reached technological feasibility and have no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, have not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects.
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

 Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the year ended March 31, 2017 and 2016.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no impact on the previously reported net loss.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the year ended March 31, 2017 and 2016.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31, 2017	March 31, 2016
Stock options	3,162,375	1,662,375
Warrants	1,440,501	—
Total shares issuable upon exercise or conversion	4,602,876	1,662,375

The following is the computation of net loss per share for the following periods:

	For the Year Ended March 31,
	2017	2016
Net loss for the period	$(4,433,732)	$(578,106)
Weighted average number of shares	60,816,068	35,650,289
Net loss per share (basic and diluted)	$(0.07)	$(0.02)

Warrants

In April 2016, the Company committed to issue warrants as compensation to the placement agents relating to fundraising. On February 28, 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share.

The Company had determined that the service inception date preceded the grant date, and accordingly, recorded a liability to issue warrants in the Company as of the date that the equity was issued, with an offset charge to additional paid-in capital as these are offering costs. The liability to issue warrants was marked to market each period until the grant date, at which point the Company determined that in accordance with ASC 815-40-25-7, the warrants should be classified in stockholder’s equity. See Note 6 for additional information.

Equity-Based Payments

ASC Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-9 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of good will allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017.The Company is currently evaluating the impact of adopting this guidance.

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

The purchase price allocation as of the date of acquisition is set forth in the table below. As per the purchase accounting method, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill.

The Company’s allocation of the purchase price in connection with the acquisition was calculated as follows:

Balance as of
May 17, 2016
Share consideration transferred	$7,675,000
Forgiveness of receivable	607,159
Consideration transferred	$8,282,159

Less: Fair value of assets acquired
Cash and cash equivalents	(5,116,609)
Other receivables	(14,187)
Prepayment	(66,856)
Related party receivables	(20,412)
Intellectual property	(236,269)
In-Process research and development	(613,100)

Plus: Liabilities assumed
Accounts payable and accrued expenses	492,603
Related party payables	15,656

Goodwill	$2,722,985

Of the above assets acquired and liabilities assumed, the intellectual property acquired was owned by Falconridge  and the remaining assets acquired and liabilities were Rasna UK.

Acquired In-Process Research and Development

Acquired IPR&D is the fair value of the LSD-1 asset at the acquisition date. The Company determined that the fair value of LSD-1 was $613,100 as of the acquisition date using the cost approach. This was based on the fact that LSD-1 was not yet technologically feasible or in use as of the valuation date. Also as no prospective revenue stream could be determined, the cost approach was deemed to be the most appropriate.

The Company retained a Clinical Research Organisation ("CRO") to perform all related research and development associated with LSD-1. As all research and development associated with LSD‐1 was performed by the CRO and no other contributions to LSD‐1 IPR&D were made beyond payments to the CRO, the Company considered the payments made to estimate the fair value of LSD‐1.

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

The net loss presented on the consolidated income statement is representative of the operating losses of Arna Therapeutics Ltd, Falconridge and Rasna Inc for the period April 1, 2016 to March 31, 2017. The legal acquirer, Active With Me Inc, did not have any losses for this period.

The Company incurred approximately $170,000 in transaction costs in connection with the acquisition, which were included within the legal and professional, consultancy and general and administrative expenses within the consolidated statements of operations for the year ended March 31, 2017.

The following supplemental unaudited proforma information presents the Company's financial results as if the business combination had occurred on April 1, 2015:

	Year Ended March 31,
	2017	2016
Total Revenues, net	$—	$—
Net Loss	(4,693,223)	(2,080,061)
Basic and diluted net loss per share	$(0.08)	$(1.05)

The above unaudited pro forma information was determined based on the historical GAAP results of Arna Therapeutics Ltd, Rasna Therapeutics Ltd and Rasna Therapeutics Inc. The unaudited pro forma condensed consolidated results are provided for informational purposes only and are not necessarily indicative of what the Company's consolidated results of operations actually would have been if the acquisition was completed on April 1, 2016 or what the consolidated results of operations will be in the future.

4.    GOODWILL AND INTANGIBLE ASSETS

As noted in Note 3 - Acquisitions, on May 17, 2016, there was a transaction where the Company acquired an entity and, at initial purchase price, it was determined that there was $236,269 of intellectual property, $613,100 of In-process research and development, and $2,722,985 Goodwill.

Goodwill

Goodwill represents the excess of the purchase price over the fair value f =of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

Goodwill

Balance at March 31, 2016	$—
Acquisition of Rasna and its subsidiaries	2,722,985
Balance at March 31, 2017	$2,722,985

The company  performed an impairmant analysis and no impairment was determined. Hence no impairment was recorded for the year ended March 31, 2017 and 2016.

Intangible Assets

On December 17, 2013 the Company’s shareholder, Panetta Partners Limited, transferred 5,000,000 of its shares in Arna Therapeutics Limited to Eurema Consulting S.r.l. and 5,000,000 shares in Arna Therapeutics Limited to TES Pharma S.r.l. In exchange for the shares, Panetta Partners Limited obtained intellectual property in the form of IPR&D from TES Pharma S.r.l and Eurema Consulting S.r.l. Panetta Partners Limited then assigned the IPR&D to Arna Therapeutics Limited, which was accounted for as a capital contribution. The fair value of the shares exchanged for the IPR&D was $0.13 per share; in addition the issue price for shares in October 2013 was $0.13 per share (shares issued post acquisition of the IPR&D were issued at $0.28) and accordingly the Company valued the IPR&D at $1.3 million.

IPR&D relating to LSD-1, was acquired in the reverse acquisition of Rasna UK by Arna as of May 17, 2016. The Company retained a Clinical Research Organisation ("CRO") to perform all related research and development associated with LSD‐1. Based on review of the license agreement dated January 1, 2015, between the CRO and Rasna, the Company agreed to pay 100,002 Euros for costs incurred to date and to perform research and development on a going forward basis. Additionally, the Company entered into an amended license agreement whereby Rasna agreed to pay TTFactor an additional 435,000 Euros as of May 17, 2016, regarding services rendered between September 9, 2014 to May 17, 2016. Based on the cost approach, the IPR&D was valued at $613,100.

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the periods ended March 31, 2017 and March 31, 2016.

The following table summarizes the Company’s intangible assets as of the following periods:

	March 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Additions	Accumulated Amortization	Net Book Value
In-process research and development	Indefinite	$1,300,000	$613,100	$—	$1,913,100
Intellectual Property	Indefinite	—	236,269	—	236,269
		$1,300,000	$849,369	$—	$2,149,369

	March 31, 2016
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
In-process research and development	Indefinite	$1,300,000	$—	$—	$1,300,000
		$1,300,000	$—	$—	$1,300,000

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of office equipment which are recorded at cost with an estimated useful life of 3 years, depreciated on a straight line basis. For the year ended March 31, 2017, there were additions to property, plant and equipment of $10,493.

	March 31, 2017
	Estimated Useful Life	Gross carrying amount	Accumulated depreciation	Net book value
Office Equipment	3 years	$10,493	$3,463	$7,030

Depreciation expense was $3,463 and $0 for the years ended March 31, 2017 and 2016 respectively.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	March 31, 2017	March 31, 2016
Accounts payable	$548,514	$—
Accrued expenses	354,488	78,227
	$903,002	$78,227

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance is $103,672 owed to Tiziana Life Sciences PLC (“Tiziana”) under a shared services agreement (see Note 13), $114,736 relating to vendors for research and development expenses and approximately $136,080 of accrued legal, accounting and professional fees.

7. WARRANTS

On April 10, 2016, the Company incurred the obligation to issue warrants to placement agents relating to fundraising. The Company accounted for the obligation based on an estimate of the fair value of warrants issued using the Black-Scholes Model (“BSM”).

On the date of recognition of the associated obligation, the Company recorded $484,009 as a reduction to proceeds of the equity offering (additional paid-in-capital). The Company assessed the fair value for each reporting period and recorded changes to additional paid-in capital. At February 28, 2017, the date the warrants were issued, the obligation was reversed to additional paid-in capital and no outstanding liability existed.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued as placement agent warrants are classified as equity in additional paid in capital.

The fair value of the warrants at February 28, 2017 was $2,914,884 based on the following inputs and assumptions using the Black Scholes Model:

	April 10, 2016	February 28, 2017
Warrants to be issued and Issued respectively	1,440,501	1,440,501
Exercise Price	$0.40	$0.37
Stock Price	$0.40	$2.10
Expected Term (Years)	10	10
Volatility %	104%	105%
Discount Rate - Bond Equivalent Yield	1.93%	2.55%
Dividend Yield	—%	—%

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

8.    ISSUANCE OF COMMON STOCK

On December 20, 2016, the Company issued an aggregate of 3,366,667 shares of common stock, at $0.60 per share for aggregate net proceeds of $2,007,500, in connection with a securities purchase agreement with certain accredited investors, as defined in Regulation D promulgated under Securities Act of 1933.

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

9. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions as of March 31, 2017 and March 31, 2016.

 Rasna Therapeutics Ltd

As at March 31, 2016, the Company was owed $607,159 from Rasna Therapeutics Ltd (UK), a Company of which Gabriele Cerrone, James Mervis and Riccardo Dalla Favera were also common directors with Arna. In the year ended 31 March 2016, Rasna Therapeutics Ltd (UK) paid $113,651 of expenses on behalf of the Company. The $607,159 was forgiven as part of the consideration transferred in the business combination noted in Note 3. See Note 2 for Principles of Consolidation.

Eurema Consulting

Eurema Consulting S.r.l.is a significant shareholder of the Company. During the year ended March 31, 2017 and year ended March 31, 2016, Eurema Consulting S.r.l. supplied the Company with consulting services amounting to $50,000 and $100,000, respectively. As of March 31, 2017, and March 31, 2016, Eurema Consulting S.r.l was owed $275,000 and $225,000, respectively, by the Company.

Riccardo Dalla Favera

Riccardo Dalla Favera was a Director of Arna Therpeutics Limited and is a current Director of Rasna Therapeutics Inc. During the year ended March 31, 2017 and 2016 Riccardo Dalla Favera charged the Company $12,500 and $25,000, respectively, in respect of directors fees. As of March 31, 2017, and March 31, 2016 the balance due to Riccardo Dalla Fevera was $0 and $43,750, respectively.

James Mervis

James Mervis was a Director of Arna Therpeutics Limited and is a current Director of Rasna Therapeutics Inc. During the year ended March 31, 2017 and 2016, James Mervis charged the Company $12,500 and $25,000, respectively, in respect of directors fees, travel and reimbursement of professional fees. As of March 31, 2017, and March 31, 2016 the balance due to James Mervis was $0 and $31,250 respectively.

Gabriele Cerrone

Gabriele Cerrone was a Director of Arna Therpeutics Limited. During the year ended March 31, 2017 and 2016, Gabriele Cerrone charged the Company $50,000, and $100,000, respectively, in respect of consultancy fees. As of March 31, 2017, and March 31, 2016, the balance due to Gabriele Cerrone was $175,000 and $125,000, respectively.

Roberto Pellicceri

Roberto Pellicceri was a Director of Arna Therpeutics Limited. and sole shareholder of TES Pharma Srl. During the year ended March 31, 2017 and 2016, Roberto Pellicceri charged the Company $50,000 and $100,000 respectively, in respect of consultancy fees. As of March 31, 2017, and March 31, 2016, the balance due to Roberto Pellicceri was $175,000 and $125,000, respectively.

Tiziana Life Sciences PLC

As at March 31, 2017, the Company owed $103,672 to Tiziana Life Sciences PLC,a Company of which Kunwar Shailubhai, and Riccardo Dalla Favera were also common directors with. This was in respect of a Shared Services agreement whereby the Company is charged for shared services such as the payroll and rent, see Note 13 for more details. Tiziana Life Sciences PLC was owed $65,000 by the Company in respect of payments made on behalf of the Company.

There is no interest charged on the balances with related parties. There are no defined repayment terms and such amounts can be called for payment at any time.

10.    STOCK-BASED COMPENSATION

2016 EQUITY INCENTIVE PLAN

On July 19, 2016, the Company adopted its 2016 Equity Incentive Plan (the "Equity Incentive Plan"). The plan was established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 9,750,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan. During the year ended March 31, 2017, an aggregate of 1,500,000 shares were granted under the Equity Incentive Plan.

The fair values of stock option grants during the year ended March 31, 2017 were calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the year ended March 31, 2017, 1,500,000 options were granted by the Company. No stock options were granted in the year ended March 31, 2016. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the year ended March 31, 2017:

	Directors and Employees – Vesting period				Non – Employees – Vesting Period
	Immediate	1 Year	2 Years	3 Years	Immediate	1 Year	2 Years	3 Years
Stock Price	$1.495-$1.55	$1.495-$1.55	$1.495-$1.55	$1.495-$1.55	$1.495	$1.495-$1.85	$1.495-$1.85	$1.495-$1.85
Expected life (years)	5	5.5	5.75	6	5	5.5	5.75	6
Expected volatility	85-89%	85-89%	85-89%	85-89%	85-89%	85-89%	85-89%	85-89%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
Risk-free interest rate	0.91%	0.91%	0.91%	0.91% - 1.57%	1.57%	1.57%	1.57%	1.57%

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

The following table summarizes stock option activity for the year ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at March 31, 2016	1,662,375	0.20	7.32

Granted	1,500,000	0.40

Exercised	—	—

Forfeited and Expired	—	—

Outstanding balance at March 31, 2017	3,162,375	0.29	8.09	$5,975,874

Options exercisable at March 31, 2017	1,629,825	0.24	7.29	$3,162,350

The weighted-average grant-date fair value of options granted to employees during the year ended March 31, 2017 was $1.33 per share.
There were no options exercised during the year ended March 31, 2017 or 2016. As of March 31, 2017, there was approximately $1,076,368 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.5 years. The charge related to share based compensation to directors and non employees is included within the Consultancy fees third parties expense category in the consolidated financial statements.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company’s consolidated results of operations are shown below:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2017
Total revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	990,202	1,377,545	1,836,946	329,834
Loss from operations	(990,202)	(1,377,545)	(1,836,946)	(329,834)
Other income (expense)	42,274	21,461	34,400	2,661
Income tax provision	—	—	—	—
Net (loss) income	$(947,928)	$(1,356,084)	$(1,802,546)	$(327,173)

Earnings per share - Basic and diluted	(0.01)	(0.02)	(0.03)	(0.01)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2016
Total revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	213,041	140,746	117,343	106,976
Loss from operations	(213,041)	(140,746)	(117,343)	(106,976)
Other income (expense)	—	—	—	—
Income tax provision	—	—	—	—
Net (loss) income	$(213,041)	$(140,746)	$(117,343)	$(106,976)

Earnings per share - Basic and diluted	0.00	0.00	0.00	0.00

12.    INCOME TAXES

The components of Income/(loss) before income taxes consisted of the following:

March 31, 2017
US	$(2,913,073)
Foreign	(1,520,659)
Total	$(4,433,732)

As of March 31, 2017, the Company is expected to have net operating loss carryforwards of $2 million for federal tax purposes, which will expire in 2037.

Income tax expenses attributable to income for continuing operations consists of:

March 31, 2017
Federal:
Current	—
Deferred	(791,171)

Foreign:
Current	—
Deferred	421,925

State and local:
Current	—
Deferred	(258,265)

Change in valuation allowance	627,511

Income tax provision/(benefit)	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

March 31, 2017
Deferred tax assets:
Stock Compensation	224,984
Net operating losses	823,898
Fixed assets	554
1,049,436

Total gross deferred tax asset	1,049,436

Less: valuation allowance	(1,049,436)

Net deferred tax asset	—

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $1.0 million against the deferred tax asset that is not realizable.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties and interest during the year ended March 31, 2017, and as of March 31, 2017 has not recognized any penalties and interest.

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

March 31, 2017
Federal statutory rate	34%
Permanent items	(3.68)%
Foreign rate differential	(4.11)%
Write off UK non operating losses due to liquidation	(15.82)%
State taxes	3.69%
Increase in valuation allowance	(14.2)%
Other	0.12%

Effective income tax rate	—%

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of March 31, 2017, open years related to the Federal jurisdiction are fiscal years ending 2016, 2015 and 2014. Open years related to the foreign jurisdiction are 2015 and 2014.
The Company has no open tax audits for the returns that were filed, with any tax authority as of March 31, 2017. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

13.    COMMITMENTS AND CONTINGENCIES

Research Agreements

Arna Therapeutics Limited previously entered into a research agreement with TES Pharma SRL to collaborate on a research program to discover and optimize compounds for the diagnosis or treatment of Acute Myloid Leukemia. On the May 3, 2016, the existing agreement was novated from Arna Therapeutics Limited to Rasna Therapeutics Inc and the Company entered in an amendment into the research agreement whereby work on the original research plan was to continue inconsideration for EUR 500,000 for one year through to May 2017. As of March 31, 2017, the Company had incurred approximately $341,000 of research and development expenses related to this agreement.

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

Shares Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexingtom Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At March 31, 2017, $103,672 is due to Tiziana Life Sciences PLC.

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

14. SUBSEQUENT EVENTS

On April 14, 2017, Kunwar Shailubhai, Ph.D., M.B.A. was appointed Chief Executive Officer of the Company. In connection with his appointment, Dr. Shailubhai was granted incentive stock options to purchase 1,700,000 shares of common stock at $0.85 per share. 425,000 of such stock options vest on each of the 1st, 2nd, 3rd and 4th anniversary of the date of grant.

As of April 14, 2017, James Tripp, formerly acting Chief Executive Officer of the Company, was appointed Chief Operating Officer of the Company.