Form 10-K/A
period 2017-03-31
Rasna Therapeutics Inc.
filed 2017-06-30
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Rasna Therapeutics, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2017 (the “Annual Report”).

The Company is filing this Amendment solely for the purpose of filing Exhibit 10.3 of the Annual Report which was erroneously not filed with the Annual Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety. In addition, as required by Rule 12b-15 promulgated under the Exchange Act, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Annual Report. Other than as specifically stated herein, this Amendment continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-k filed on June 29, 2017)
4.1*	2016 Incentive Equity Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2016).
10.1
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of August 15, 2016 by Active With Me, Inc. and Active With Me Holdings, Inc. (Split-off) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 16, 2016).

10.2	Stock Purchase Agreement dated as of August 15, 2016 (Split-off) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 16, 2016).
10.3*	Executive Employment Agreement entered into effective May 24,2017 by and between Kunwar Shailubhai and Rasna Therapeutics, Inc.
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 27, 2016).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2017)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed on June 29, 2017)
24	Power of Attorney (included on signature page hereto) (incorporated by reference to Exhibit 24 to Form 10-k filed on June 29, 2017)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Form 10-K filed on June 29, 2017)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Form 10-K filed on June 29, 2017)
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed on June 29, 2017)
32.2	Certification of Principal Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Form 10-K filed on June 29, 2017)
101
Financial statements from the annual report on Form 10-K of Rasna Therapeutics, Inc. for the year ended March 31, 2017, filed on June 29, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (incorporated by reference to Exhibit 101 to Form 10-K filed on June 29, 2017).

* Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

June 30, 2017	By:	/s/ Kunwar Shailubhai
Name: Kunwar Shailubhai Title: Director and Chief Executive Officer

5