Form 10-Q
period 2017-06-30
Rasna Therapeutics Inc.
filed 2017-08-09
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,046,465  shares of common stock were issued and outstanding as of August 9, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017 (Unaudited)	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,278,732	$4,048,962
Prepayments and other receivables	84,719	65,846
Related party receivable	52,598	85,066
Total current assets	3,416,049	4,199,874

Property and Equipment, net	6,165	7,030
Intellectual Property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,878,519	4,879,384

Total assets	$8,294,568	$9,079,258

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,085,030	$903,002
Related party payables	550,000	625,000
Total current liabilities	1,635,030	1,528,002

Total liabilities	1,635,030	1,528,002

Commitments and Contingencies (Note 8)

Shareholders' equity
Common stock, $0.001 and $0.01 par value, respectively; 200,000,000 shares authorized, of which 68,046,465 are issued and outstanding.	68,047	68,047
Additional paid-in capital	17,062,827	16,740,989
Accumulated deficit	(10,471,336)	(9,257,780)
Total shareholders' equity	6,659,538	7,551,256
Total liabilities and shareholders' equity	$8,294,568	$9,079,258
`

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2017	2016
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	597,042	228,020
Research and development	277,326	59,823
Consultancy fees third parties	356,004	41,991
Total operating expenses	1,230,372	329,834

Loss from operations	(1,230,372)	(329,834)

Other income/(expense):
Foreign currency transaction gain	16,816	2,661
Other income	16,816	2,661

Loss from operations before income taxes	(1,213,556)	(327,173)

Income tax provision	—	—

Net loss	$(1,213,556)	$(327,173)

Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	68,046,465	45,138,614

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2017	68,046,465	$68,047	$16,740,989	$(9,257,780)	$7,551,256

Share based compensation	—	—	321,838	—	321,838
Net loss	—	—	—	(1,213,556)	(1,213,556)

Balance at June 30, 2017	68,046,465	$68,047	$17,062,827	$(10,471,336)	$6,659,538

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30, 2017
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,213,556)	$(327,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	321,838	9,491
Depreciation	865	—
Changes in operating assets and liabilities:
Other receivables	(18,873)	—
Related party receivable	32,468	—
Accounts payable and accrued expenses	194,207	(25,894)
Related party payables	(75,000)	87,500
Net cash used in operating activities	(758,051)	(256,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalent acquired in reverse merger/business combination	—	5,116,609
Net cash provided by investing activities	—	5,116,609

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of shares of common stock	—	—
Net cash provided by financing activities	—	—

Effect of foreign exchange rate	(12,179)	—

Net (decrease)/ Increase in cash and cash equivalents	(770,230)	4,860,533

Cash and cash equivalent, beginning of period	4,048,962	—

Cash and cash equivalent, end of period	$3,278,732	$4,860,533

Non-cash investing and financing activities:
Warrants earned, pending issue	$—	$484,009
Common stock issued for acquisition	$—	$7,675,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

 RASNA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    GENERAL INFORMATION

Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) (the “Company” or “Rasna Successor”), is a company incorporated in the State of Nevada.

Rasna Therapeutics, Inc. (“Rasna DE”), is a company incorporated in the State of Delaware on March 28, 2016 .  Prior to May 17, 2016 Rasna Therapeutics, Inc. was a non-trading holding company with an investment in one subsidiary company, and also controlled an entity, Rasna Therapeutics Limited (“Rasna UK”), in which it was deemed the primary beneficiary.

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

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Active With Me’s operations were disposed of prior to the consummation of the transaction.  Rasna Successor is treated as the accounting acquirer as its stockholders control the Company after the Exchange Agreement, even though Active With Me, Inc. was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Rasna Successor as if Rasna Successor had always been the reporting company.  Since Active With Me, Inc. had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

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

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna Inc. for the period from May 17, 2016 through June 30, 2017. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Business Combinations

Management accounts for business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at June 30, 2017, had an accumulated deficit of $10,471,336, a net loss for the for the three months ended June 30, 2017 of $1,213,556 and net cash used in operating activities of $758,051.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Company has sufficient funds to continue operating until the end of May 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

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

Goodwill and Intangible assets

Intangible assets are made up of indefinite lived intangible assets, in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). The balance of the indefinite lived intangible assets represents the platform technology that was acquired in 2013, which, at the time, was determined to have alternative future uses. IPR&D assets represent the fair value assigned to acquired technologies in a business combination, which at the time of the business combination have not reached technological feasibility and have no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, have not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects.
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

 Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews indefinite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three months ended June 30, 2017 and 2016.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	June 30, 2017	June 30, 2016
Stock options	4,737,375	1,662,375
Warrants	1,440,501	—
Total shares issuable upon exercise or conversion	6,177,876	1,662,375

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended June 30,
	2017 (Unaudited)	2016 (Unaudited)
Net loss for the period	$(1,213,556)	$(327,173)
Weighted average number of shares	68,046,465	45,138,614
Net loss per share (basic and diluted)	$(0.02)	$(0.01)

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-9 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company has evaluated the impact that the adoption of the additional provisions in this accounting guidance and it has not had a material impact on our financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company has evaluated the impact that the adoption of the additional provisions in this accounting guidance and it has not had a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of good will allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.
The Company has not yet determined the impact of the update on our financial statements.

3.    ACQUISITIONS

The following transactions were accounted for using the acquisition accounting method which requires, among other things, that the assets acquired and liabilities assumed are recognized at their acquisition date fair value.

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

4.    INTANGIBLE ASSETS

On December 17, 2013 the Company’s shareholder, Panetta Partners Limited, transferred 5,000,000 of its shares in Arna Therapeutics Limited to Eurema Consulting S.r.l. and 5,000,000 shares in Arna Therapeutics Limited to TES Pharma S.r.l. In exchange for the shares, Panetta Partners Limited obtained intellectual property from TES Pharma S.r.l and Eurema Consulting S.r.l. The intellectual property acquired was an intangible asset comprised of research and conclusions reached regarding the effect of applying certain treatments to an individual gene by Prof. Falini (the “Platform Technology”). Panetta Partners Limited then assigned the Platform Technology to Arna Therapeutics Limited, which was accounted for as a capital contribution. The fair value of the shares exchanged for the Platform Technology was $0.13 per share; in addition, the issue price for shares in October 2013 was $0.13 per share and accordingly the Company valued the Platform Technology at $1.3 million.
At the time of the acquisition, the Company had reasonably expected to use the Platform Technology, in the asset’s then current state, in two independent research projects that had not commenced as of the date of the acquisition. The Company’s research projects applied the conclusions reached in the Platform Technology to develop treatments for AML through reformulation of certain available pharmaceuticals and independent development of a new pharmaceutical treatment. Both research projects were initiated shortly after the Platform Technology was acquired and continue through the date of the financial statements.
At the time of acquisition, and at present, no legal, regulatory, contractual, competitive, economic, or other factors were present that would constrain the useful life of the Asset to the Company. The agreement to purchase the Asset has no provisions that would limit the timeframe of use, legally, contractually or economically, and the Asset remains a competitive platform for results in the treatment of Acute Myeloid Leukemia and lymphoma. Specifically, the agreement irrevocably assigns all rights and title to the Asset, without limitation or contingencies. No limitations or alternative technology has emerged that would suggest obsolescence or a change in the competitive landscape for the Platform Technology as of the most recent reporting period. In addition, the Company has concluded that the useful life of the Platform Technology at the time of acquisition was beyond a foreseeable horizon, and therefore the asset is classified as an indefinite lived intangible asset.

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the periods ended June 30, 2017 and June 30, 2016.

The following table summarizes the Company’s intangible assets as of the following periods:

	June 30, 2017 (Unaudited)
	Estimated Useful Life	Gross Carrying Amount	Additions	Accumulated Amortization	Net Book Value
Intellectual Property	Indefinite	$236,269	$—	$—	$236,269
In-process research and development	Indefinite	613,100	—	—	613,100
Indefinite lived intangible asset	Indefinite	1,300,000	—	—	1,300,000
		$2,149,369	$—	$—	$2,149,369

	March 31, 2017
	Estimated	Gross
	Useful	Carrying		Accumulated	Net Book
	Life	Amount	Additions	Amortization	Value
Intellectual Property	Indefinite	$—	$236,269	$—	$236,269
In-process research and development	Indefinite	—	613,100	—	613,100
Indefinite lived intangible asset	Indefinite	1,300,000	—	—	1,300,000
		$1,300,000	$849,369	$—	$2,149,369

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	June 30, 2017 (Unaudited)	March 31, 2017
Accounts payable	$563,691	$548,514
Accrued expenses	521,339	354,488
	$1,085,030	$903,002

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance is $145,822 and $103,672 owed to Tiziana Life Sciences PLC (“Tiziana”) under a shared services agreement (see Note 8), $102,833 and $75,000 relating to an accrual for directors fees, $117,418 and $114,736 relating to vendors for research and development expenses and $90,551 and $61,080 of accrued legal, accounting and professional fees as of June 30, 2017 and March 31, 2017 respectively.

6. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the three months ended June 30, 2017 and 2016.

Eurema Consulting

Eurema Consulting S.r.l. was a significant shareholder of Arna Therapeutics Limited. During the three months ended June 30, 2017 and three months ended June 30, 2016, Eurema Consulting S.r.l. supplied the Company with consulting services amounting to $0 and $25,000, respectively. As of June 30, 2017, and March 31, 2017, Eurema Consulting S.r.l was owed $200,000 and $275,000, respectively, by the Company.

Gabriele Cerrone

Gabriele Cerrone was a Director of Arna Therpeutics Limited. During the three months ended June 30, 2017 and 2016, Gabriele Cerrone charged the Company $0, and $25,000, respectively, relating to consultancy fees. As of June 30, 2017, and March 31, 2017, the balance due to Gabriele Cerrone was $175,000 and $125,000, respectively.

Roberto Pellicciari

Roberto Pellicciari was a Director of Arna Therpeutics Limited and sole shareholder of TES Pharma Srl. In the three months ended June 30, 2017 and 2016, Roberto Pellicciari charged the Company $0 and $25,000, respectively, relating to consultancy fees. As of June 30, 2017, and March 31, 2017, the balance due to Roberto Pellicciari was $175,000 and $125,000, respectively.

There is no interest charged on the balances with related parties. There are no defined repayment terms and such amounts can be called for payment at any time.

7.    STOCK-BASED COMPENSATION

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

The fair values of stock option grants during the three months ended June 30, 2017 were calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the three months ended June 30, 2017, 1,700,000 options were granted by the Company. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the three months ended June 30, 2017:

	Employee – Vesting Period				Non- Employee – Vesting Period
	1 Year	2 Years	3 Years	4Years	1 Year	2 Years	3 Years
Stock Price	$0.85	$0.85	$0.85	$0.85	$4.00	$4.00	$4.00
Expected life (years)	5.50	5.75	6.00	6.25	5.50	5.75	6.00
Expected volatility	82.40%	82.20%	81.90%	81.70%	86.60%	85.40%	89.00%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%
Risk-free interest rate	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%

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

The following table summarizes stock option activity for the three months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at March 31, 2017	3,162,375	0.29	8.09	$5,975,874

Granted	1,700,000	0.85	—	—

Exercised	—	—	—	—

Forfeited and Expired	(125,000)	0.40	—	—

Outstanding balance at June 30, 2017	4,737,375	0.49	8.45	$16,636,397

Options exercisable at June 30, 2017	1,629,825	0.24	7.17	$6,128,631

There were no options exercised during the three months ended June 30, 2017 and June 30, 2016. As of June 30, 2017, there was approximately $1,969,376 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.5 years. For the three months ended June 30, 2017 and 2016, $321,838 and $9,491 respectively, related to share based compensation to directors and non employees which has been included within the Consultancy fees third parties expense category in the unaudited condensed consolidated interim financial statements.

8.    COMMITMENTS AND CONTINGENCIES

Research Agreements

In December 2013, Arna Therapeutics Limited entered into a research agreement with TES Pharma SRL to collaborate on a research program to discover and optimize compounds for the diagnosis or treatment of Acute Myloid Leukemia. Under the terms of the agreement, Arna Therapeutics Limited paid TES Pharma $1,500,000 in the year ended March 2014. In December 2015, Arna Therapeutics Limited entered into a standstill agreement with TES Pharma, whereby TES Pharma agreed to carry on with the research program in a reduced capacity until January 2016 for no additional payment. On May 3, 2016, the existing agreement was novated from Arna Therapeutics Limited to Rasna Therapeutics Inc and the Company entered in an amendment into the research agreement whereby work on the original research plan was to continue inconsideration for EUR 500,000 for one year through to May 2017. During the three months ended June 30, 2017 and 2016, the Company had incurred approximately $40,000 and $132,000, respectively, of research and development expenses related to this agreement.

In February 2017, the Company entered into a research agreement with Ascendia Pharmaceutical to conduct feasibility studies into a formulation for Actinomycin D. Under the agreement, the Company is committed to pay $200,000 for services provided over a period of 4 months to June 2017. During the three months ended June 30, 2017, the Company had incurred approximately $200,000 of research and development expenses related to this agreement.

On June 7, 2017, the Company entered into a further agreement with Ascendia under which the Company is committed to pay $60,000 for services provided over a period from July 2017 to September 2017.

In February 2017, the Company entered into a research agreement with Particle Sciences Inc to carry out formulation development for Actinomycin D. Under the agreement, the Company is committed to pay $105,800 for services provided over a period of 3 months to May 2017. During the three months ended June 30, 2017, the Company had incurred approximately $80,000 of research and development expenses related to this agreement.

License Agreements

In November 2016, the Company entered into a license agreement with Profs. Falini and Martelli, wherein it obtained the exclusive rights related to the use or reformulation of Actinomycin D and intends to utilize these rights for the development of new product. In connection with this agreement, the Company was committed to paying milestone payments, the first being a EUR 50,000 payment to be paid 6 months after the agreement was signed. The payment was made to Profs. Falini and Martelli in June 2017.
The specific timing of the remaining milestones cannot be predicted and depend upon research and clinical developments.

Lease Agreements

In January 2017, the Company entered into a lease agreement with Bucks County Biotechnology Centre Inc in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2017 to January 31, 2018 of $13,480, plus and utility expense estimate of $237 per month. During the three months ended June 30, 2017, the Company had incurred approximately $4,000 of rental expenses related to this agreement.

Employment and Consultancy Agreements

In October 2015, Rasna Therapeutics Ltd entered into a consultancy agreement with James Tripp in which he agreed to consult on clinical operations for a fee of $10,000 per calendar quarter. Mr. Tripp's consultancy agreement ended in May 2017 and all outstanding obligations are settled with him.

In September 2016, the board of directors awarded Mr Tripp 125,000 options to vest over a 3 year period, with an exercise price of $0.40. Upon the end of Mr Tripp's consultancy agreement, all options have been forfeited.

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee.

On May 24, 2017, the Company entered into an executive employment agreement with Kunwar Shailubhai to serve as Chief Executive Officer and Chief Scientific Officer for a renumeration of $300,000 per annum. Also included within the agreement is a performance related bonus of 35% of base salary.

In June 2017, the board of directors awarded Dr Shailubhai 1,700,000 options to vest over a 4 year period, with an exercise price of $0.85.

The Company has entered a number of employment agreements commencing in January 2017. These appointments relate to clinical and non clinical employees, and are reviewable on an annual basis. The Company's committed to paying $179,500 for the period to December 2017. Bonus accruals of $22,000 are included within this expense.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At June 30, 2017 $145,822 is due to Tiziana Life Sciences PLC. During the three months ended June 30, 2017, the Company had incurred approximately $19,000 of payroll and $23,000 of rental expenses related to this agreement.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K filed on June, 29, 2017 under the heading “Risk Factors,” which are incorporated herein by reference.

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
While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in thisQuarterly Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

The interim condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna for the period from May 17, 2016 through June 30, 2017. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at June 30, 2017, had accumulated deficit of $10,471,336 , a net loss for the three months ended June 30, 2017 of $1,213,556 and net cash used in operating activities of $758,051.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of May 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

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

 Goodwill and Intangible assets

Intangible assets are made up of indefinite lived intangible assets, in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). The balance of the indefinite lived intangible assets represents the platform technology that was acquired in 2013, which, at the time, was determined to have alternative future uses. IPR&D assets represent the fair value assigned to acquired technologies in a business combination, which at the time of the business combination have not reached technological feasibility and have no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, have not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of the three months ended June 30, 2017 or 2016.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	June 30, 2017	June 30, 2016
Stock options	4,737,375	1,662,375
Warrants	1,440,501	—
Total shares issuable upon exercise or conversion	6,177,876	1,662,375

Equity-Based Payments to Non-Employees

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-9 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company has evaluated the impact that the adoption of the additional provisions in this accounting guidance and it has not had a material impact on our financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company has evaluated the impact that the adoption of the additional provisions in this accounting guidance and it has not had a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of good will allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.
The Company has not yet determined the impact of the update on our financial statements.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended June 30,
	2017 (Unaudited)	2016 (Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	597,042	228,020
Research and development	277,326	59,823
Consultancy fees third parties	356,004	41,991
Total operating expenses	1,230,372	329,834

Loss from operations	(1,230,372)	(329,834)

Other income/(expense):
Foreign currency transaction gain	16,816	2661
Other income	16,816	2,661

Net loss	$(1,213,556)	$(327,173)

Revenues

There were no revenues for the three months ended June 30, 2017 and 2016 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended June 30, 2017 increased to $1,230,372 from $329,834 for the three months ended June 30, 2016, an increase of $900,538. The increase is primarily attributable to payroll and rental expenditure incurred due to expansion of the Company, the fair value charge for options, and an increase in legal and professional fees.

Net Loss

Net loss for the three months ended June 30, 2017 increased to $1,213,556 from $327,173 for the three months ended June 30, 2016, an increase of $886,383. Again, the increase is primarily attributable to payroll and rental expenditure incurred due to expansion of the Company, the fair value charge for options, and an increase in legal and professional fees.

Going Concern and Capital Resources

The Company has sufficient cash to carry out its activities until May 2018. The Company will be required to raise additional capital to continue the development and commercialization of current product candidates and to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	June 30, 2017 (Unaudited)	March 31, 2017	Change
Current assets	$3,416,049	$4,199,874	$(783,825)
Current liabilities	$1,635,030	$1,528,002	$107,028
Working capital	$1,781,019	$2,671,872	$(890,853)

The Company had a cash balance of $3,278,732 and $4,860,533 for the three months ended June 30, 2017 and 2016, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended June 30,
	2017	2016	Increase/(Decrease)
Net cash used in operating activities	$(758,051)	$(256,076)	$(501,975)
Net cash provided by investing activities	$—	$5,116,609	$(5,116,609)
Net cash provided by financing activities	$—	$—	$—

Cash (Used in) Provided by Operating Activities

Cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $758,051 for the three months ended June 30, 2017 compared to $256,076 for the three months ended June 30, 2016. The change is principally attributable to net loss of $1,213,556 excluding non-cash items such as share based compensation to non-employees of $321,838 and changes in operating assets and liabilities of $133,457.

Cash Provided by Investing Activities

Cash provided by investing activities consists of $0 for the three months ended June 30, 2017 compared to $5,116,609 for the three months ended June 30, 2016, which was a result of the business combination.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, each officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, are in the process of conducting an evaluation of the internal control over financial reporting.  There have not been any changes that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls during the recent quarter.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended March 31, 2017.

ITEM 6.  EXHIBITS

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

tSignatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

August 9, 2017	By:	/s/ Kunwar Shailubhai
Name: Kunwar Shailubhai Title: Chief Executive Officer

August 9, 2017	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer