Form 10-KT
period 2017-09-30
Rasna Therapeutics Inc.
filed 2017-11-30
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from April 1, 2017 to September 30, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $129,832,211 as of March 31, 2017, based upon the closing price on the OTCQX market reported for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003 shares of common stock were issued and outstanding as of November 29, 2017.

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
 Table 1 - Leukemia Subtypes

Type	Subtype	Features

Acute Leukemia	Acute Lymphocytic Leukemia (ALL)	Most common among children Five-year survival rate of ~70%

	Acute Myelogenous Leukemia (AML)	Most common in adults, especially men Five-year survival rate of ~26%

Chronic Leukemia	Chronic Lymphocytic Leukemia (CLL)	Most common in adults above 55 years old, especially men Five-year survival rate of ~85%

	Chronic Myelogenous Leukemia (CML)	Mainly in adults and rare in children Five-year survival rate of ~63%

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

Neucleophosmin (NPM1)

Rasna DE began its scientific work when Dr. Pellicciari and his research team at TES Pharma (“TES”) in Perugia, Italy invented a method to modulate the molecular target NPM1, which was first shown to be implicated in the disease progression of leukemia by Dr. Falini.

As noted, leukemia arises due to DNA damage or mutations.  Chromosomal aberrations involving NPM1 were found in patients with non-Hodgkin lymphoma, acute promyelocytic leukemia, myelodysplastic syndrome, and AML. NPM1 has been found in the cytoplasm in patients with primary AML.

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

RASP-101 (ACT D) Program

Drs. Falini, Brunetti, and Martelli (N Engl J Med, 2015, 373(12):1180-2) hypothesized that NPM1-mutated AML cells might be vulnerable to a drug like dactinomycin that triggers a nucleolar stress response. In an initial evaluation, a single patient was treated for six cycles of five consecutive daily intravenous doses of 12.5 µg/kg at intervals of 3 to 4 weeks.  Morphologic and immunohistochemical complete remission was evident after the fourth cycle, and an assay for mutant copies of NPMA showed molecular complete remission after the fourth cycle. In a subsequent Phase II clinical trial (EudraCT number 2014-000693-18), completed in two and a half years, patients with refractory or relapsed NPM1-mutated AML were treated with dactinomycin at 15 µg/kg/day in cycles of 5 consecutive days.  A complete response was achieved in 40% of the patients.

We have developed four prototypes of RASP-101encapsulated polymeric nanoparticles and conducted preclinical animal studies to evaluate drug release profile and tolerability side by side with unformulated RASP-101. The rationale for developing formulated RASP-101 is to permit weekly or biweekly dosing to limit drug toxicity associated with daily dosing in human subjects. Animal studies performed to date suggest that the dose at which 80% of rats die within 13 days of administering unformulated RASP-101, no mortality was observed in the groups administered with RASP-101 formulated with polymeric nanoparticles. Animal efficacy studies are being planned to enable selection of lead formulation to prepare drug product to conduct multi-center clinical studies in patients with NPMI-mutated AML.

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

Working from this premise, Dr. Pelicci’s group has developed novel irreversible and reversible LSD1 regulators which have shown appropriate effect on the LSD1 gene in-vitro and in-vivo efficacy in two AML animal models to facilitate nomination of a lead and then a drug candidate for clinical trials by us. We believe that this breakthrough program may have significant benefits across all forms of leukemia.

Market Potential of NPM1

It is estimated that approximately 19,000 new AML cases will be diagnosed in the United States each year and the projected cost of drug therapy for each patient over the course of the disease is US $100,000 amounting to US $1,900,000,000 for different treatment cycles.  Of this it is estimated that 50% of the costs are attributable to standard of care chemotherapy.  Thus, the assessment is that the US market potential for AML is $1 billion annually.  The rest of the world is estimated to constitute 50% of the AML market; thus, the total annual world market is approximately $2 billion.  If Rasna’s NPM1 targeted therapy proves beneficial to only that 20% of AML patients with mutated NPM1 genes, the addressable market will be diminished.  However, in that event, Rasna’s NPM1 targeted therapy would then be the only therapy to address that sub-population and may command higher pricing and reimbursement.

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
Clinical trials to support NDAs or BLAs, which are applications for marketing approval, are typically conducted in three sequential Phases, but the Phases may overlap. In Phase 1, the initial introduction of the investigational drug candidate into healthy human subjects or patients, the investigational drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the investigational drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. In the case of product candidates for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers.
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

As of September 30, 2017, we currently have one pending US patent application relating to the composition of matter of the NPM1 inhibitors.  We also have an exclusive license to three pending US patent applications and one issued US patent relating to our LSD1 program.

Our patents and patent applications for LSD-1 and Dactinomycin as of September 30, 2017 are set forth below:

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
Pending in Brasile, Canada, India
Granted or Examination in progress
PCT/EP2013/ 075409	Cyclopropylamine derivatives useful as inhibitors of histone demethylases KDM1A	3-Dec- 2013	5-Dec 2012	Istituto Europea di Oncologia	Varasi/ Vianello/ Thaler/ Trifiro’/ Mercurio/ Meroni	National Phase Pending in Australia, Canada, China, Europe, Japan, USA	Examination in progress

PCT/EP2015/ 062037	Cyclopropylamine derivatives as histone demethylase inhibitors	29-May 2015	30-May 2014	Istituto Europeo di Oncologia	Vianello/ Varasi / Mercurio/ Cappa/ Meroni/ Villa/ Mai/ Valente	National Phase Pending in Australia, Brazil, Canada, Europe, Israel, Japan, USA	Examination in progress
PCT/IB2015/ 001953	Thienopyrroles as Histone Demethylase Inhibitors	4-Sept 2015	5-Sept 2014	Istituto Europea di Oncologia	Vianello / Sartori/ Mercurio / Cappa / Villa / Meroni / Zagarri	National Phase Pending in Europe and USA	Examination in progress
PCT/EP2017/ 062009	Imidazoles as Histone Demethylase Inhibitors	18-May 2017	18-May 2016	Istituto Europea di Oncologia	Vianello / Romussi/ Cappa/ Trifiro’/ Sartori/ Mercurio	International Phase	National Phase Entry 11/18/2018
PCT/EP2016/ 080156	Combination of Caloric Restrction (CR) or IGF1/Insulin Receptor Inhibitor with LSD1 Inhibitor	7-Dec 2016	7-Dec 2015	Istituto Europea di Oncologia/ Universita’ delgi studi di Milano	Mazzarella/ Minucci/ Pelicci/ Pallavi/ Durfort/	International Phase	National Phase Entry 6/7/2018
US 62/490,547	Use of a Combinational Therapy of LSD1 Inhibitors With P21 Activators in the Treatment of Cancer	26-Apr 2017	n/a	Istituto Europea di Oncologia/ Universita’ delgi studi di Milano	Minucci/ Pelicci/ Hosseini	US Provisional	Conversion/ Foreign filing 26-Apr 2018
US 62/490,555	Use of a Combinational Therapy of LSD1 Inhibitors With CDK2 Inhibitors in the Treatment of Cancer	26-Apr 2017	n/a	Shailubhai	Shailubhai	US Provisional	Conversion/ Foreign filing 26-Apr 2018
US 62/444,333	Inhibitors of Nucleophosmin and Methods and Uses Thereof	9-Jan 2017	n/a	Rasna	Pellicciari	US Provisional	Conversion/ Foreign filing 9-Jan 2018

PCT/EP2016/ 071599	Dactinomycin Compositions and Methods for the Treatment of Acute Myeloid Leukemia	13-Sept 2016	14-Sept 2015	Falini/ Martelli	Falini/ Martelli	International Phase	National Phase Entry 14-March 2018
US 62/547,433	Indole Derivatives as Histone Demethylase Inhibitors	18-Aug 2017		Istituto Europeo di Oncologia (IEO) S.r.l.	Mario Varasi/ Anna Cappa/ Paola Vianello/Loris Moretti/ Luca Sartori/Ciro Mercurio	US Provisional	Conversion/Foreign filing 18-Aug 2018
US 15/703,953	Dactinomycin Composition and Methods for the Treatment of Myelodysplatic Syndrome and Acute Myeloid Leukemia	13-Sept 2017	13-Sept 2016	Rasna	Shailubhai	US Non-Provisional
PCT/US2017/051427	Dactinomycin Composition and Methods for the Treatment of Myelodysplatic Syndrome and Acute Myeloid Leukemia	13-Sept 2017	13-Sept 2016	Rasna	Shailubhai	International Phase	National Phase Entry 13-March 2019

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

Employees
As of September 30, 2017 we had 5 employees. As of March 31, 2017 we had 4 full-time employees.

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business
We are a development stage company with limited operating history.
We are a development stage company with limited operating history and no revenue. We currently have no product candidates ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our molecular targets. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. We may never be able to generate any revenues or royalties from the sales of our therapeutics or become profitable even if we do generate revenues or royalties.
We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

We expect to significantly increase our spending to advance the pre-clinical and clinical development of our product candidates and launch and commercialize any product candidate for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.
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
We must be evaluated in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed preclinical or clinical research and have not completed the development of our product candidates. Our failure to develop and commercialize such product candidates successfully may cause us to cease operations. We are performing preclinical research on NPM1 and LSD1. This research will require significant additional development efforts by us and significant additional development efforts by us and regulatory approvals prior to commercialization. We cannot be certain that our efforts in this regard will lead to commercially viable therapeutics. We do not know what the final cost to select and commercialize product candidates will be.
We do not know whether any of our molecular targets under development ultimately will be selected as product candidates or whether our product candidates will be shown to be effective. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. We may receive unfavorable results from pre-clinical studies or clinical studies on the molecular targets, which may cause us to abandon the product selection process and further development efforts.
Regulatory agencies must approve our product candidates, if any, before they can be marketed or sold. The approval process is lengthy, requires significant capital expenditures, and uncertain as to outcome. Our ability to obtain regulatory approval of any product candidate depends on, among other things, completion of additional clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our future clinical trials are sufficient to support approval for any of our product candidates. The final results of our current and future preclinical or clinical trials may not meet FDA or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We or our collaborators may need to conduct more preclinical or clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we or our collaborators may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our securities would decline.
We, or our collaborators, may face delays in completing our pre-clinical or clinical trials, and may not be able to complete them at all.
We have not completed the pre-clinical and clinical trials necessary to support an application for approval to market of our product candidates, if any. Our or our collaborators’ current and future clinical trials may be delayed, unsuccessful, or terminated as a result of many factors, including:

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
The industry in which we operates is highly regulated. Ultimate commercial success may be dependent upon our ability to obtain the necessary regulatory approvals for our product candidates, if any. To date we have neither submitted for, nor received, any regulatory certificates or approvals required to commercialize any product candidates. The task of obtaining appropriate regulatory clearance or approval for tests may be time consuming and costly. We will be required to demonstrate through clinical studies that our tests are effective for their intended purpose. There is no guarantee that our tests or processes will meet the applicable regulatory standards. The regulatory clearance or approval process may also require the expenditure of substantial resources, is uncertain and subject to delays. In addition, approval by a regulatory authority in one country does not ensure the approval by regulatory authorities of other countries. Failure to obtain, or any delays in obtaining, regulatory clearances or approvals could adversely affect our ability to commercialize its tests and generate revenue.

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

Other Risks

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of September 30, 2017 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of September 30, 2017 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2017, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-KT. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Item 1B. Unresolved Staff Comments

None.

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

We are also currently sharing approximately 652 square feet of office space in our office in London, United Kingdom. The lease is under Tiziana Pharma Limited's name and we are being charged for a portion of the space via a Shared Services agreement.

In January 2017, we also leased approximately 451 square feet of lab and office space in Doylestown, Pennsylvania under a lease agreement that expires January 31, 2018. The lease has a renewable option. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities
Our common shares are currently quoted on the OTCQX under the trading symbol “RASP”. Our shares were previously quoted on the OTCQB Market from September 27, 2016 to April 21, 2017. Prior to September 27, 2016, our shares were quoted on the OTC Market under the trading symbol “ATVM”. Prior to September 27, 2016, there were no trades in our common stock. The following table sets forth the range of high and low per share sales prices of our common stock during the periods indicated, as reported on the OTC Markets.

	High	Low
Quarter ending September 2017	$5.00	$4.00
Quarter Ending June 2017	$4.00	$0.85
Quarter ending March 2017	$2.18	$1.55
Quarter ending December 2016	$2.00	$1.1

Our transfer agent is Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Ardmore, PA 19003.

Holders of our Common Stock
As of September 30, 2017, there were 65 registered stockholders of our issued and outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of September 30, 2017.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Stockholders	4,829,875	$0.56	4,920,125
Equity Compensation Plans Not Approved by Stockholders	1,923,501	$0.43	-
Total	6,753,376		4,920,125

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data for the six month period ended September 30, 2017 and September 30, 2016 (unaudited) and the three previous fiscal years ended March 31. The table set forth below has been derived from our audited consolidated financial statements.

Consolidated balance sheets as of March 31, 2017 and 2016, as well as consolidated statements of operations for the years ended March 31, 2017, 2016 and 2015, and the report thereon are included elsewhere in this Annual Report on Form 10-KT. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements, included below in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future (in thousands except share and per share data).

	For the six months ended September 30,			For the year ended March 31,
	2017		2016 (unaudited)	2017	2016	2015
Revenue	$—		$—	$—	$—	$—
Cost of revenue	—		—	—	—	—
Gross profit	—		—	—	—	—

Operating expenses:
General and administrative	982,259		337,810	1,009,240	—	5,364
Research and development	532,965		867,094	1,564,353	—	1,125,000
Consultancy fees third parties *	380,382		228,743	48,222	67,500	67,500
Consultancy fees related parties	585,002		572,977	1,173,555	410,676	467,304
Legal and professional fees	543,007		160,156	739,158	99,930	103,230
Total operating expenses	3,023,615		2,166,780	4,534,528	578,106	1,768,398

Loss from operations	(3,023,615)		(2,166,780)	(4,534,528)	(578,106)	(1,768,398)

Other income/(expense):
Foreign currency transaction gain	(9,148)		37,061	100,796	—	—
Other income	(9,148)		37,061	100,796	—	—

Net loss	$(3,032,763)		$(2,129,719)	$(4,433,732)	$(578,106)	$(1,768,398)

Current Assets	2,695,699	3,729,922	3,729,922	4,199,874	607,159	720,810
Non - current assets	4,879,401		4,939,210	4,879,384	1,300,000	1,300,000
Total assets	7,575,100		8,669,132	9,079,258	1,907,159	2,020,810

Total liabilities and shareholders' equity	7,575,100		8,669,132	9,079,258	1,907,159	2,020,810

* Equity based payments to Non- Employees have been reclassified to consultancy fees related parties.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information that are included elsewhere in this Form 10-KT. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward-Looking Statements” contained elsewhere in this Form 10-KT. Additionally, you should read the “Risk Factors” section of this Form 10-KT for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The consideration transferred was measured based upon the share price recently received during a non-public equity raise in Rasna DE, during which non-related investors paid $0.40 per share of common stock. During the acquisition transaction, 19,187,500 of 54,837,790 shares were issued to legacy Rasna DE shareholders, which results in consideration transferred to the acquiree’s shareholders of $7,675,000.

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

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics (“Rasna UK”) and the Company, Management noted that the equity investment in Rasna UK was not sufficient to fund its operations. Accordingly, the Company. is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from the Company. to fund its operations, and has power to direct its significant activities. As a result, the Company consolidates this variable interest entity.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2017, had an accumulated deficit of $12,299,068, a net loss for the six months ended September 30, 2017 of $3,041,288 and net cash used in operating activities of $2,078,751. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within the next twelve months from the filing date of this report.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Company has sufficient funds to continue operating until the end of October 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development.The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of September 30, 2017 and 2016, and March 31, 2017 and 2016.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the six months ended September 30, 2017 and 2016.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	September 30, 2017	September 30, 2016
Stock options	4,829,875	1,662,375
Warrants	1,926,501	—
Total shares issuable upon exercise or conversion	6,756,376	1,662,375

Warrants

In August 2017, in connection with the issuance of equity, the Company issued a ten year warrant to purchase 112,000 shares of common stock at an exercise price of $0.65 per share, as offering costs to the placement agents.

In September 2017, in connection with a consultancy services agreement, the Company issued ten year warrants to purchase 374,000 shares of common stock at an exercise price of $0.60 per share, in lieu of cash payments.

The Company determined that in accordance with ASC 815-40-25-7, all the warrants are to be classified as equity in stockholder’s equity.

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern. The guidance in this update applies to all entities and require their management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards. Specifically, the update (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, {3)provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The update was effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects to adopt this ASU described above in its Consolidated Financial Statements beginning in October 1, 2018 and is currently evaluating the impact the update would have.

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

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company expects to adopt this ASU described above in its Consolidated Financial Statements beginning in October 1, 2018 and is currently evaluating the impact the update would have.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017. The Company is currently evaluating the impact of adopting this guidance.

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

Results of Operations for the six months ended September 30, 2017 and 2016

Revenues

There were no revenues for the six months ended September 30, 2017 and 2016 because we do not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the six months ended September 30, 2017 increased to $3,023,615 from $2,166,780 for the six months ended September 30, 2016, an increase of $856,835. The increase is primarily attributable to an increase in general administrative costs of establishing an operational team as well as increases in expenses due to stock based compensation for issuance of options and warrants. Salary expenses were $365,702 for the six months ended September 30, 2017 compared to $0 for the six months ended September 30, 2016. Stock based compensation expenses increased from $581,861 for the six months ended September 30, 2016 to $660,001 for the six months ended September 30, 2017 due to the issuance of options to the new CEO and other employee's. New warrants issued in for consultancy fees caused an additional expense of $307,765 for the six months ended September 30, 2017.

Net Loss

Net loss for the six months ended September 30, 2017 increased to $3,041,288 from $2,129,719 for the six months ended September 30, 2016, an increase of $911,569. The increase is primarily attributable to an increase in general administrative costs of establishing an operational team as well as increases in expenses due to stock based compensation and warrants.

Liquidity and Capital Resources

On August 25, 2017, the Company issued 861,538 shares of common stock at $0.65 per share for proceeds of $560,000 in connection with a securities purchase agreement with accredited investors, as defined in Regulation D promulgated under Securities Act of 1933.

On December 20, 2016, the Company issued an aggregate of 3,366,667 shares of common stock at $0.60 per share for aggregate gross proceeds of $2,020,000, in connection with a securities purchase agreement with certain accredited investors, as defined in Regulation D promulgated under Securities Act of 1933. The net proceeds to the Company were $2,007,500.

The Company has sufficient cash to carry out its activities until October 2018. The Company will be required to raise additional capital to continue the development and commercialization of current product candidates and to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2017	September 30, 2016	Change
Current assets	$2,695,699	$3,729,922	$(1,034,223)
Current liabilities	$1,528,839	$3,287,388	$(1,758,549)
Working capital	$1,166,860	$442,534	$724,326

The Company had a cash balance of $2,537,611 and $3,695,323, as of September 30, 2017 and September 30, 2016, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended September 30,
	2017	2016	Increase/(Decrease)
Net cash used in operating activities	$(2,078,751)	$(1,421,286)	$(657,465)
Net cash (used in)/ provided by investing activities	$(1,748)	$5,116,609	$(5,118,357)
Net cash provided by financing activities	$560,000	$—	$560,000

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2,078,751 for the six months ended September 30, 2017 compared to $1,421,286 for the six months ended September 30, 2016. The change is principally attributable to net loss of $3,041,288 excluding non-cash items such as share based compensation and warrants of $660,002 and $307,765 respectively, and changes in operating assets and liabilities of $15,486 for the six months ended September 30, 2017 as compared to a net loss of $2,129,719, adjusted for non-cash share based compensation of $581,861 and changes in operating assets and liabilities of $126,572 for the six months ended September 30, 2016.

Net Cash Used in/Provided by Investing Activities

Net cash used in investing activities consists primarily of cash and cash equivalents used to purchase property and equipment of $1,748 during the the six months ended September 30, 2017 compared to cash provided in a reverse acquisition of $5,116,609 for the six months ended September 30, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of shares of common stock issued in a private placement to accredited investors of $560,000 the six months ended September 30, 2017 compared to $0 for the six months ended September 30, 2016.

Results of Operations for the years ended March 31, 2017 and 2016

Revenues

There were no revenues for the year ended March 31, 2017 and 2016 because we do not have any commercial biopharmaceutical products.

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

The Company has sufficient cash to carry out its activities until October 2018. The Company will be required to raise additional capital to continue the development and commercialization of current product candidates and to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	March 31, 2017	March 31, 2016	Change
Current assets	$4,199,874	$607,159	$3,592,715
Current liabilities	$1,528,002	$628,227	$899,775
Working capital (deficiency)	$2,671,872	$(21,068)	$2,692,940

The Company had a cash balance of $4,048,962 and $0, as of March 31, 2017 and March 31, 2016, respectively.  The balance was $0 as at March 2016 as the Company's operations were funded through an intercompany account with Rasna UK.

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

For the year ended March 31, 2016 there were no cashflows as the Company's operations were funded through an intercompany account with Rasna UK.

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

Results of Operations for the years ended March 31, 2016 and 2015

Revenues

There were no revenues for the year ended March 31, 2016 and 2015 because we do not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the year ended March 31, 2016 decreased to $578,106 from $1,768,398 for the year ended March 31, 2016, an decrease of $1,190,292. The decrease was primarily attributable to a one off research fee for the development of the LSD1 projects that was expensed in the year to March 31, 2016.

Net Loss

Net loss for the year ended March 31, 2016 decreased to $578,106 from $1,768,398 for the year ended March 31, 2015, an decrease of $1,190,292 for the same reason given above.

Liquidity and Capital Resources

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	March 31, 2016	March 31, 2015	Change
Current assets	$607,159	$720,810	$(113,651)
Current liabilities	$628,227	$224,448	$403,779
Working capital (deficiency)	$(21,068)	$496,362	$(517,430)

The Company had a cash balance of $0 and $0, as of March 31, 2016 and March 31, 2015, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of and for the six months ended September 30, 2017 and as of and for the year ended March 31, 2017 and for the years then ended begins on page F-1 of this Annual report on Form 10-KT.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended September 30, 2017, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting are a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s

Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2017 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2017 due to the existence of the following material weaknesses identified by management:
Lack of Accounting Resources

The Company had inadequate monitoring controls in place related to its financial reporting, equity related transactions and other management oversight procedures due to the lack of accounting resources. Inadequate monitoring controls and other oversight procedures include the following items:

•	Delegation of responsibilities and authority was not developed and implemented.

•	A segregation of duties was not in place for payroll, account reconciliations and journal entries.

•	Review controls over fair valuation assumptions and calculations of stock options and warrants without the price protection provision were not reviewed by an individual other than the preparer.

Accordingly, management has determined that this control deficiency constitutes a material weakness. Management will begin implementing the Remediation Plan described herein and intends to continue working on it through the year ended September 30, 2018.

Remediation efforts to address the material weakness relating to the accounting resources

Management intends to remediate this item in the following manner:

i.	Reevaluate the accounting staff to ensure that the number of personnel is adequate and that all members of the staff are technically competent.

ii.
Provide additional training to the existing accounting team to ensure that they understand the proper accounting practices as they are delegated more responsibilities in efforts to properly segregate duties.

iii.	Design and implement additional internal controls and policies to ensure that we routinely review and document our application of the established significant accounting policies.

Control Environment

The Company did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our control environment was ineffective because:

•	We did not develop policies for Insider Trading or a Whistleblower hotline;

•	We did not recertify employees’ knowledge and understanding of the responsibilities of the Code of Ethics; and

•	We have not developed an employee handbook for employees to consult in the event an issue arises.

Remediation efforts to address the material weakness relating to the Control Environment

Management intends to remediate this item in the following manner:

i.	Develop and implement the policies as listed herein. These policies will be approved by the Audit Committee and posted on the Company’s website.

ii.	Perform a recertification, at least annually, of all employees that they have read and understand the Company’s Code of Ethics.

iii.	Develop and maintain an Employee Handbook, even if electronically, for employees to reference.

Accordingly, management has determined that this control deficiency constitutes a material weakness. Management will begin implementing the Remediation Plan described herein and intends to continue working on it through the year ended September 30, 2018.

Changes in internal control over financial reporting

Other than as noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially effected, or a reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors and Executive Officers
The following persons are our executive officers and directors as of September 30, 2017 and hold the positions set forth opposite their respective names.

Name	Age	Position
Kunwar Shailubhai	59	Chief Executive Officer, Director

Riccardo Dalla-Favara	65	Director

James Mervis	69	Director

John Brancaccio	69	Director

Alessandro Padova	48	Chairman

John Alex Martin	49	Director

Tiziano Lazzaretti	58	Chief Financial Officer

Kunwar Shailubhai
Chief Executive Officer, Director
Dr Shailubhai has been a director of our Company since August 2016, and CEO since April 2017. Dr. Shailubhai is a Co-Founder of Synergy Pharmaceuticals Inc. and has served as Chief Scientific Officer from July 2008 until May 2017. From March 2004 until July 2008 he served as Senior Vice President, Drug Discovery, of Synergy which at that time was a subsidiary of Callisto Pharmaceuticals, Inc. (“Synergy DE”). From May 2003 until March 2004, Dr. Shailubhai served as Executive Vice President, Research and Development of Synergy DE. From 2001 to April 2003, Dr. Shailubhai held the position of Vice President, Drug Discovery at Synergy DE. Between 1993 and 2000, he was with Monsanto Company, serving as Group Leader of the cancer chemoprevention group. Dr. Shailubhai previously served as a Senior Staff Fellow at the National Institutes of Health, and as an Assistant Professor at the University of Maryland. Dr. Shailubhai received his Ph.D. in microbiology in 1984 from the University of Baroda, India, and his M.B.A. in 2001 from the University of Missouri, St. Louis. We believe that Dr Shailubhai's scientific background and clinical experience make him well qualified to serve as a director on our board.

Dr. Riccardo Dalla-Favera, MD
Director
Dr Dalla-Favera has been a director of our Company since August 2016. Dr. Dalla-Favera is a leader in the field of molecular oncology and has made fundamental contributions to the field of cancer, especially in the study of the molecular genetics of B cell malignancies. As a researcher, he has contributed much of the current knowledge on the genetic lesions responsible for human B cell lymphoma, which have led to the development of diagnostic tests and are being tested as targets in clinical trials with lymphoma patients. A Columbia faculty member for more than 15 years, Dr. Dalla-Favera helped found and has led the Institute for Cancer Genetics at Columbia University since 1999. He is the Percy and Joanne Uris Professor of Pathology and Professor of Genetics & Development at the Columbia University College of Physicians and Surgeons. He is also a director of the Specialised Center for research on Lymphoma at Columbia University funded by the Leukemia Lymphoma Society. Dr. Dalla-Favera joined Columbia’s College of Physicians and Surgeons in the Department of Pathology in 1989. He completed a fellowship at the National Cancer Institute and was previously a faculty member at New York University School of Medicine. Dr. Dalla-Favera currently serves as a director of Tiziana Life Sciences plc. Dr. Dalla-Favera co-founded Therasis, Inc. in 2007 and has since served as a director of that company. He has been a member of the Scientific Advisory Board of Trovagene, Inc. since April 2010. He serves as a member of the Scientific Advisory Board of Xigen SA. Dr. Dalla-Favera was a director of the Herbert Irving Comprehensive Cancer Centre (HICCC) from 2005 to 2011. He has served as the Chair of the Scientific Advisory Board of the Yale Cancer Centre. He served as the Co-Chair of the National Centre Institute Program Review Group for Leukemia, Lymphoma and Myeloma and as a member of the boards of the Scientific Counsellors of the National Institute of Environmental Health and the National Cancer Institute.

We believe that Dr Dalla-Favera's medical experience and scientific background make him well qualified to serve as a director on our board.

James Mervis
Director
Mr. Mervis has been a director of our Company since August 2016. Mr. Mervis has been Managing Director of Bioscience Strategies NZ Limited, a consulting company, since March 2009. In addition, Mr. Mervis has been Chairman of CoDa Therapeutics, Inc. since 2006 and a director of Engender Technologies Ltd. since 2013. Mr. Mervis has been a Senior Advisor to the University of Auckland’s technology transfer arm Auckland Uniservices since 2010 and the New Zealand government’s Return On Science investment committee since 2013. Mr. Mervis has been Senior Advisor to Professor Roberto Pellicciari and his lab TES Pharma since 2012. He was a litigation associate at the New York firm of Rubin Wachtell Baum & Levin from 1973 to 1978. From 1979 to 1985, Mr. Mervis held senior executive positions in the pioneering days of cable television, pay television and home video, at Viacom International, Showtime Pay Television, CBS Video Enterprises and MGM/UA Home Entertainment. From 1985 to 1989, he was a key business development consultant to Virgin Communications, Childrens Television Workshop, EMI Music, Roy Orbison, Sergio Leone and Island Pictures. In 1990, he co-founded one of the first interactive media companies where he produced the interactive version of Stephen Hawking’s A Brief History of Time (released 1993). Mr. Mervis obtained his BS from Cornell University in 1969 and his JD from Fordham University School of Law in 1972. We believe that Mr Mervis's business experience and legal background makes him well qualified to serve as a director on our board.

John Brancaccio
Director
Mr. Brancaccio has been a director of our Company since August 2016. From April 2004 until March 2017, Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio served as a director of Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and has been a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since April 2004, as well as a director of Trovagene, Inc. since December 2005, Synergy Pharmaceuticals Inc. since July 2008 and ContraVir Pharmaceuticals, Inc. since December 2013. We believe that Mr Brancaccio's business acumen and experience as an accounting officer makes him well qualified to serve as a director on our board.

Alessandro Padova
Chairman
Dr Padova has been a director of our Company since August 2016. Since October 2015, Dr. Padova has served as Chief Executive Officer of Fondazione Ri.MED, a foundation based in Sicily, that promotes, supports and leads biomedical and biotechnological research projects. From July 2014 to September 2015, Dr. Padova was Senior Director, Strategy and Business Development and from June 2013 to June 2014, Director of Strategic Alliances for IRBM Group in Rome, Italy, a diversified industrial group operating within the biotech and pharmaceutical sector. From May 2004 to March 2013, Dr. Padova was held various positions with Siena Biotech S.p.A., a drug discovery and development company, most recently as General Manager. Dr. Padova graduated from University of Kent with a degree in Chemistry and received his Ph.D. in Chemistry from University of Exeter. We believe that Dr Padova's business experience in the medial industry makes him well qualified to serve as a director on our board.

John Alex Martin
Director
Mr. Martin has been a director of our Company since August 2016. Mr. Martin has been Chief Executive Officer of Puricore Inc., a biopharmaceutical company focused on dermatology, ophthalmology, and rare diseases since 2015. From 2011 to 2015, Mr. Martin was President of Moksha8 Pharmaceuticals, Inc., an emerging markets pharmaceutical company. From 2009 to 2011, Mr. Martin was Managing Director of The Sophocles Group, a private consulting company. From 2007 to 2009, Mr. Martin was Chief Operating Officer of Intercept Pharmaceuticals, Inc. Mr. Martin graduated from Cornell University with a BA degree in Government and received his MBA from Harvard Graduate School of Business Administration. We believe that Mr Martin's experience as a biotechnology company executive makes him well qualified to serve as a director on our board.

Tiziano Lazzaretti

Chief Financial Officer
Mr. Lazzaretti has been the CFO of our Company since November 2016. Mr. Lazzaretti has been the CFO of Tiziana Life Sciences since March 2016. Mr Lazzaretti has extensive experience in the healthcare and pharmaceutical industry and joined Tiziana from Pharmentis Srl, a spin-off from Teva Ratiopharm, where he served as Group Finance Director from 2011. Prior to this, Mr Lazzaretti was Executive Director at Alliance Boots Healthcare, and held senior positions at Accenture and SNIA Spa, Italian listed company.
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

Board Independence
We currently have six directors serving on our board of directors. Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350. Independent directors would not include anyone who, within the past three years, be employed by our Company or any parent or subsidiary of our Company or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our Board of Directors has determined that a majority of our directors do meet the independence requirements.

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
The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee, James Mervis and John Alex Martin. Under the applicable rules and regulations of NASDAQ, each member of a company’s audit committee must be considered independent in accordance with NASDAQ Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of Messrs. Brancaccio, Mervis and Martin is “independent” as that term is defined under applicable NASDAQ and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee.
Compensation Committee
The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of our directors and executive officers. The Compensation Committee has responsibility for, among other things, (i) recommending to the Board for approval the overall compensation philosophy for our company and periodically reviewing the overall compensation philosophy for all employees to ensure it is appropriate and does not incentivize unnecessary and excessive risk taking, (ii) reviewing annually and making recommendations to the Board for approval, as necessary or appropriate, with respect to our compensation plans, (iii) based on an annual review, determining and approving, or at the discretion of the Compensation Committee, recommending to the Board for determination and approval, the compensation and other terms of employment of each of our officers, (iv) reviewing and making recommendations to the Board with respect to the compensation of directors, (v) overseeing our regulatory compliance with respect to compensation matters, (vi) reviewing and discussing with management, prior to the filing of our annual proxy statement or annual report on Form 10-KT, our disclosure relating to executive compensation, including our Compensation Discussion and Analysis and executive and director compensation tables as required by SEC rules, and (vii) preparing an annual report regarding executive compensation for inclusion in our annual proxy statement or our annual report on Form 10-KT. The Compensation Committee has the power to form one or more subcommittees, each of which may take such actions as may be delegated by the Compensation Committee.
The Compensation Committee currently consists of John Bracaccio, Chairman of the Compensation Committee, John Alex Martin and Riccardo Dalla-Favera. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5602(a)(2), except for Dr Shailubhai. The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.
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
The Corporate Governance/Nominating Committee currently consists of John P. Brancaccio, chairman of the Corporate Governance/Nominating Committee and Dr. Alessandro Padova. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5605(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee.

Code of Business Conduct and Ethics
We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. That code is available on our corporate website www.rasna.com. A copy will also be provided free of charge upon request to:
Rasna Therapeutics Inc, 420 Lexington Ave, Suite 2525, New York, NY 10170.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth summary information concerning the total compensation paid to our executive officers for the six months ended September 30, 2017 for services to our company.

Executive Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Kunwar Shailubhai	112,500	985,081	1,097,581
Tiziano Lazzaretti	39,167	—	39,167
(1) Represents the fair value of incentive stock options granted during the six months to September 30, 2017 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

Grants of Plan-Based Awards During Fiscal Year
The following table shows for the six months ended September 30, 2017, certain information regarding grants of plan-based awards to our executive officers:

		All Other Option Awards: Number of Shares of Stock or Units (#) (#)	Exercise or Base Price Per Share of Option Awards($) (($/sh)($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Name Officer	Grant Date
Kunwar Shailubhai	4/14/17	1,700,000	0.85	985,081

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2017. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of September 30, 2017.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Kunwar Shailubhai	33,333	66,667	0.40	9/1/2026
Kunwar Shailubhai	—	1,700,000	0.85	4/14/2027
Tiziano Lazaretti	33,333	66,667	0.40	9/1/2026
Tiziano Lazaretti	—	200,000	0.40	11/28/2026

Director Compensation
The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the six months ended September 30, 2017 for services to our company.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Riccardo Dalla-Favara	12,500	—	12,500
James Mervis	12,500	—	12,500
John Brancaccio	12,500	—	12,500
Alessandro Padova	12,500	—	12,500
John Alex Martin	12,500	—	12,500

(1) Represents the fair value of incentive stock options granted during the six months to September 30, 2017 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

Employment Agreements
Kunwar Shailubhai

On May 24, 2017, we entered into an employment agreement with Dr. Kunwar Shailubhai (the “Employment Agreement”) pursuant to which Dr. Shailubhai shall act as Chief Executive Officer and Chief Scientific Officer. Pursuant to the Employment Agreement, Dr. Shailubhai’s current base compensation is $300,000 per year. Dr. Shailubhai is eligible to receive a cash bonus of up to 35% of his base salary per year based on meeting certain performance objectives and bonus criteria. Pursuant to the Employment Agreement, Dr. Shailubhai received a grant of stock options to purchase 1,700,000 shares of common stock which vest over 4 years.
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

Tiziano Lazzaretti
In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the ownership of our common stock as of November 30, 2017, by:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Executive Officers and Directors :
Tiziano Lazzaretti	100,000	(2)	*
Kunwar Shailubhai	36,434	(3)	*
Riccardo Dalla-Favara	304,933	(2)	*
James Mervis	304,933	(2)	*
John Alex Martin	33,333	(2)	*
John Brancaccio	33,333	(2)	*
Alessandro Padova	41,667	(2)	*
All executive officers and directors as a group (7 persons)	854,633	(5)	*
5% or Greater Stockholders:
Panetta Partners Ltd.(3)	9,016,307	(4)	13.0
TES Pharma Srl (5)	5,684,250	(6)	8.4
Eurema Consulting Srl (7)	5,684,250	(6)	8.4
MS Investment Holding, Inc. (8)	7,773,167		11.4
Howard I. Freedberg Revocable Trust (9)	6,758,188		9.9
*less than 1%

(1)	Based on 68,908,003 shares of our common stock issued and outstanding as of September 30, 2017.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)	Includes 33,333 shares of common stock issuable upon exercise of stock options.
(4)	Includes 851,532 shares of common stock issuable upon exercise of vested stock options.
(5)
Gabriele Cerrone is a director of Panetta Partners Ltd. and in such capacity holds voting and dispositive power over our securities held by such entity. Panetta Partners Ltd. address is, c/o Cooley Services Limited, Dashwood, 60 Old Broad Street, London EC2M 1QS

(6)	Includes 529,000 shares of common stock issuable upon exercise of vested stock options held by Mr. Cerrone.
(7)	Dr. Roberto Pellicciari holds voting and dispositive power over securities of the company held by such entity.
(8)	Includes 429,000 shares of common stock issuable upon exercise of vested stock options.
(9)	Brunangelo Falini holds voting and dispositive power over securities of the company held by such entity.
(10)	Morris Silverman holds voting and dispositive power over securities of the company held by such entity.
(11)	Howard Freedberg is the trustee of the Howard I. Freedberg Revocable Trust and in such capacity holds voting and dispositive power over securities of the company held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since October 1, 2015, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Rasna Therapeutics Ltd

As of March 31, 2016, the Company was owed $607,159 from Rasna Therapeutics Ltd (UK), a Company of which Gabriele Cerrone, James Mervis and Riccardo Dalla Favera were also common directors with Arna. In the year ended March 31, 2016, Rasna Therapeutics Ltd (UK) paid $113,651 of expenses on behalf of the Company. The $607,159 was forgiven as part of the consideration transferred in the business combination noted in Note 3. See Note 2 for Principles of Consolidation.

Eurema Consulting

Eurema Consulting S.r.l. is a significant stockholder of the Company. During the six months ended September 30, 2017 and twelve months ended March 31, 2017, 2016 and 2015, Eurema Consulting S.r.l. supplied us with consulting services amounting to $0, $50,000, $100,000 and $100,000 respectively. As of September 30, 2017, March 31, 2017, and March 31, 2016, Eurema Consulting S.r.l was owed $200,000, $275,000 and $225,000, respectively, by us.

Gabriele Cerrone

Gabriele Cerrone is affiliated with one of our principal stockholders and was a director of Arna Therapeutics Ltd. During the six months ended September 30, 2017 and twelve months ended March 31, 2017, 2016 and 2015, Mr. Cerrone charged us $0, $50,000, $75,000, and $100,000 respectively, in respect of consultancy fees plus an additional amount of approximately $1,000 of out of pocket expenses during the six months ended September 30, 2017, $500 during the six months ended September 30, 2016, and $720, $0 and $0 for the years ended March 31, 2017, 2016, and 2015, respectively. As of September 30, 2017, March 31, 2017, and March 31, 2016, the balance due to Mr. Cerrone was $175,000, $175,000 and $125,000, respectively.

Roberto Pellicciari

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of our principal stockholders. During the six months ended September 30, 2017 and twelve months ended March 31, 2017, 2016 and 2015, Roberto Pellicciari charged us $0, $50,000 and $100,000 and $100,000 respectively, in respect of consultancy fees. As of September 30, 2017, March 31, 2017, and March 31, 2016, the balance due to Roberto Pellicciari was $175,000, $175,000 and $125,000, respectively.

Riccardo Dalla Favera

Riccardo Dalla Favera was a Director of Arna Therpeutics Limited and is a current Director of Rasna Therapeutics Inc. During the six months ended September 30, 2017 and the years ending March 31, 2017, 2016 and 2015, Riccardo Dalla Favera charged the Company $12,500, $25,000 , $25,000 and $25,000, respectively, in respect of directors fees. As of September 30, 2017, and March 31, 2017 and March 31, 2016 the balance due to Riccardo Dalla Fevera was $0, $0 and $43,750, respectively.

James Mervis

James Mervis was a Director of Arna Therpeutics Limited and is a current Director of Rasna Therapeutics Inc. During the six months ended September 30, 2017 and year ending March 31, 2017, 2016 and 2015, James Mervis charged the Company $0, $0, $25,000 and $38,810 respectively, in respect of directors fees, travel and reimbursement of professional fees. As of September 30, 2017, and March 31, 2017 and March 31, 2016, the balance due to James Mervis was $0, $0 and $31,250, respectively.

Tiziana Life Sciences Plc ("Tiziana")

As of September 30, 2017, March 31, 2017, and March 31, 2016, the balance owed to Tiziana Life Sciences plc was $0, $103,672 and $0 respectively. Kunwar Shailubhai, and Riccardo Dalla Favera, directors of our Company, are also directors of Tiziana. In addition, Tiziano Lazzaretti, our CFO, is also CFO of Tiziana. We are party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 13 for more details.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. At September 30, 2017, March 31, 2017, March 31, 2016 and March 31, 2015 there was no balance owed to or from Panetta Partners Limited.

TES Pharma Srl

TES Pharma srl is a company in which Roberto Pelliciari, a director of Arna, is the sole shareholder. During the six months ended September 30, 2017 and year ended March 31, 2017, 2016 and 2016, TES Pharma srl charged the Company $0, $0, $0 and $1,125,000, respectively, in respect of research & development fees. As of September 30, 2017, and March 31, 2017 and March 31, 2016, no amount was outstanding.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by Marcum LLP, the Company’s current independent registered public accounting firm, BDO LLP and Grant Thornton, the Company’s previous independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Six months ended September 30,
	2017	2016
Audit fees(1)	$79,645	$73,314
Tax fees(2)	22,185	—
Other fees(3)	—	—
Total fees	$79,645	$73,314

_______________

(1)
Audit fees consist of fees for professional services performed by Marcum LLP, BDO LLP and Grant Thornton for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

(2)	Tax fees consist of fees for professional services performed with respect to tax compliance performed by Grant Thornton.

(3)	Other fees consist of fees for professional services performed in connection with consultations, due diligence procedures and related matters.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Rasna Therapeutics Inc. appearing on page 57 of this report.

(a) (2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they were required on, because the required information os included in the consolidated financial statements or the notes thereto.

(b) Exhibits

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on June 29, 2017).
4.1*	2016 Incentive Equity Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2016).
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
10.3*
Executive Employment Agreement entered into effective May 24,2017 by and between Kunwar Shailubhai and Rasna Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-K/A filed on June 30, 2017)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 27, 2016).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2017).
21	List of Subsidiaries
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101
Financial statements from the annual report on Form 10-K of Rasna Therapeutics, Inc. for the six months ended September 30, 2017, filed on November 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-KT to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2017	RASNA THERAPEUTICS, INC.

	By:	/s/ Kunwar Shailubhai
Kunwar Shailubhai
Director and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Kunwar Shailubhai, his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KT, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kunwar Shailubhai
Kunwar Shailubhai	Director, Chief Executive Officer	November 30, 2017
(Principal Executive Officer)
/s/ Tiziano Lazzaretti
Tiziano Lazzaretti	Chief Financial Officer	November 30, 2017
(Principal Accounting and Financial Officer)
/s/ Riccardo Dalla-Favera
Riccardo Dalla-Favera	Director	November 30, 2017

/s/ James Mervis
James Mervis	Director	November 30, 2017

/s/ John Brancaccio
John Brancaccio	Director	November 30, 2017

/s/ Alessandro Padova
Alessandro Padova	Director	November 30, 2017

/s/ Alex Martin
John Alex Martin	Director	November 30, 2017

RASNA THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets - September 30, 2017, March 31, 2017 and March 31, 2016	F-3
Consolidated Statements of Operations for the Six Months Ended September 30, 2017 and September 30, 2016 and the Years Ended March 31, 2017, 2016 and 2015	F-4
Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended September 30, 2017, and the Years Ended March 31, 2017, March 31, 2016 and March 31, 2015	F-5
Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2017 and September 30, 2016 and the Years Ended March 31, 2017, March 31, 2016 and March 31, 2015	F-6
Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Rasna Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Rasna Therapeutics, Inc. (the “Company”) as of September 30, 2017 and as of March 31, 2017, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the six months ended September 30, 2017 and for the year ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rasna Therapeutics, Inc. as of September 30, 2017 and March 31, 2017, and the consolidated results of its operations and its cash flows for the six months ended September 30, 2017 and for the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/Marcum LLP
Marcum LLP
New York, NY
November 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Rasna Therapeutics, Inc.
Tortola, British Virgin Islands
We have audited the balance sheet of Rasna Therapeutics, Inc. as of 31 March 2016 and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended 31 March 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rasna Therapeutics, Inc. at 31 March 2016, and the results of its operations and its cash flows for each of the two years in the period ended 31 March 2016, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter
We draw attention to Note 9 of the accompanying financial statements, which describes significant transactions and relationships with certain related parties.
/s/ BDO LLP

BDO LLP
London, United Kingdom
16 August 2016

RASNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,		As of March 31,
	2017		2017		2016
ASSETS
Current assets:
Cash and cash equivalents	$2,537,611		$4,048,962		$—
Prepayments and other receivables	129,157		65,846		—
Related party receivable	28,931		85,066		607,159
Total current assets	2,695,699		4,199,874		607,159

Property and Equipment, net	7,047		7,030		—
Intellectual Property	236,269		236,269		—
In-process research and development	613,100		613,100		—
Indefinite lived intangible asset	1,300,000		1,300,000		1,300,000
Goodwill	2,722,985		2,722,985		—
Total non-current assets	4,879,401		4,879,384		1,300,000

Total assets	$7,575,100		$9,079,258		$1,907,159

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$978,839		$903,002		$78,227
Related party payables	550,000		625,000		550,000

Total current liabilities	1,528,839		1,528,002		628,227

Deferred income taxes	8,525	—	—	—	—

Total liabilities	1,537,364		1,528,002		628,227

Commitments and Contingencies	—		—		—

Shareholders' equity
Common stock, $0.001 and $0.01 par value, respectively; 200,000,000 shares authorized; of which 68,908,003, 68,046,465 and 35,650,289 are issued and outstanding respectively at September 30, 2017, March 31, 2017, March 31, 2016 and March 31, 2015	68,909		68,047		356,503
Additional paid-in capital	18,267,895		16,740,989		5,746,477
Accumulated deficit	(12,299,068)		(9,257,780)		(4,824,048)
Total shareholders' equity	6,037,736		7,551,256		1,278,932
Total liabilities and shareholders' equity	$7,575,100		$9,079,258		$1,907,159

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended September 30,		Year ended March 31,
	2017	2016 (Unaudited)	2017	2016		2015
Revenue	$—	$—	$—	$—		$—
Cost of revenue	—	—	—	—		—
Gross profit	—	—	—	—		—

Operating expenses:
General and administrative	982,259	337,810	1,009,240	—		5,364
Research and development	532,965	867,094	1,564,353	—		1,125,000
Consultancy fees third parties *	380,382	228,743	48,222	67,500		67,500
Consultancy fees related parties	585,002	572,977	1,173,555	410,676	350,000	467,304
Legal and professional fees	543,007	160,156	739,158	99,930	103,230	103,230
Total operating expenses	3,023,615	2,166,780	4,534,528	578,106		1,768,398

Loss from operations	(3,023,615)	(2,166,780)	(4,534,528)	(578,106)		(1,768,398)

Other income/(expense):
Foreign currency transaction gain/ (loss)	(9,148)	37,061	100,796	—		—
Other income	(9,148)	37,061	100,796	—		—

Loss from operations before income taxes	(3,032,763)	(2,129,719)	(4,433,732)	(578,106)		(1,768,398)

Income tax provision	8,525	—	—	—		—

Net loss	$(3,041,288)	$(2,129,719)	$(4,433,732)	$(578,106)		$(1,768,398)

Basic and diluted loss per share attributable to common shareholders	$(0.04)	$(0.04)	$(0.07)	$(0.02)		$(0.05)

Basic and diluted weighted average common shares outstanding	68,215,948	55,115,345	60,816,068	35,650,289		35,650,289

* Equity based payments to Non- Employees have been reclassified to consultancy fees related parties.

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND FOR THE YEARS ENDED MARCH 31, 2015, 2016 AND 2017

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2014	35,650,289	$356,503	$5,568,497	$(2,477,544)	$3,447,456
Share based compensation			117,304		117,304
Net loss				(1,768,398)	(1,768,398)
Balance at March 31, 2015	35,650,289	$356,503	$5,685,801	$(4,245,942)	$1,796,362
Share based compensation	—	—	60,676	—	60,676
Net loss	—	—	—	(578,106)	(578,106)
Balance at March 31, 2016	35,650,289	$356,503	$5,746,477	$(4,824,048)	$1,278,932

Shares cancelled pursuant to reverse merger transaction	(35,650,289)	(356,503)	356,503	—	—
Shares issued pursuant to reverse merger transaction	54,837,790	548,378	7,126,622	—	7,675,000
.33 share exchange	(36,741,319)	(367,413)	—	—	(367,413)
Recapitalization	3,305,000	(159,563)	528,477	—	368,914
Cancellation of shares	(1,500,000)	(1,500)	—	—	(1,500)
3.25 for 1 Stock Split	44,778,327	44,778	(44,778)	—	—
Common stock issued in connection with offering	3,366,667	3,367	2,004,133	—	2,007,500
Share based compensation	—	—	1,023,555	—	1,023,555
Obligation for warrants to be issued	—	—	(484,009)	—	(484,009)
Increase in fair value of warrants to date of issuance	—	—	(2,430,875)	—	(2,430,875)
Warrant obligation reclassified to additional paid-in capital upon warrant issuance	—	—	2,914,884	—	2,914,884
Net loss	—	—	—	(4,433,732)	(4,433,732)

Balance at March 31, 2017	68,046,465	$68,047	$16,740,989	$(9,257,780)	$7,551,256

Share based compensation (options)	—	—	660,002	—	660,002
Net loss	—	—	—	(3,041,288)	(3,041,288)
Common stock issued in connection with offering	861,538	862	559,138	—	560,000
Warrants issued for consulting services	—	—	307,766	—	307,766
Balance at September 30, 2017	68,908,003	$68,909	$18,267,895	$(12,299,068)	$6,037,736

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30,			Year Ended March 31,
	2017	2016 (Unaudited)		2017		2016		2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,041,288)	$(2,129,719)		$(4,433,732)		$(578,106)		$(1,768,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (options)	660,002	581,861		1,023,555		60,676		117,304
Warrants issued for consultancy services	307,765	—	—	—	—	—	—	—
Depreciation	1,731	—		3,463		—		—
Deferred tax expense	8,525	—		—		—		—
Changes in operating assets and liabilities:
Other receivables and prepayments	(53,904)	—		(65,843)		—		—
Related party receivable	46,987	—		(85,412)		113,651		1,817,471
Accounts and other payables	66,431	(48,428)		519,111		53,779		113,026
Related party payables	(75,000)	175,000		75,000		350,000		(279,403)
Net cash used in operating activities	(2,078,751)	(1,421,286)		(2,963,858)		—		—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,748)	—		(10,493)		—		—
Cash and cash equivalents acquired in reverse merger/business combination	—	5,116,609		5,116,609		—		—
Net cash provided by investing activities	(1,748)	5,116,609		5,106,116		—		—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock	560,000	—		2,007,500		—		—
Net cash provided by financing activities	560,000	—		2,007,500		—		—

Effect of foreign exchange rate	9,148	—		(100,796)		—		—

Net increase in cash and cash equivalents	(1,511,351)	3,695,323		4,048,962		—		—

Cash and cash equivalent, beginning of period	4,048,962	—		—		—		—

Cash and cash equivalent, end of period	$2,537,611	$3,695,323		$4,048,962		$—		$—

Non-cash investing and financing activities:
Expenses paid by Rasna Therapeutics Limited on behalf of the Company	$—	$—		$—		$113,651		$1,817,471
Common stock issued for acquisition	$—	$7,675,000		$7,675,000		$—		$—
Shares cancelled pursuant to reverse merger transaction	$—	$—		$(356,503)		$—		$—
Shares issued pursuant to reverse merger transaction	$—	$—		$548,378		$—		$—

.33 share exchange	$—	$—	$(367,413)	$—	$—
Recapitalization	$—	$—	$(159,563)	$—	$—
Cancellation of shares	$—	$—	$(1,500)	$—	$—
Shares issued in 3.25 for 1 stock split	$—	$—	$44,778	$—	$—
Warrants earned, pending issue	$—	$484,009	$—	$—	$—
Related party receivable balance canceled in acquisition	$—	$607,159	$607,159	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

 RASNA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

Rasna Therapeutics, Inc. (formerly Active With Me, Inc.) (the “Company” or “Rasna Successor”), is a company incorporated in the State of Nevada.

Rasna Therapeutics, Inc. (“Rasna DE”), is a company incorporated in the State of Delaware on March 28 2016 . Prior to May 17, 2016 Rasna DE was a non-trading holding company with an investment in one subsidiary company, and also controlled an entity, Rasna Therapeutics Limited (“Rasna UK”), in which it was deemed the primary beneficiary.

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

The Merger was treated as a reverse acquisition effected by a share exchange for financial accounting and reporting purposes since Arna’s operations, Board of Directors and Management will remain subsequent to the consummation of the transaction, however, the legal aquiror is Rasna Therapeutics Inc. As a result, the historical operations that are reflected in these financial statements are those of Arna, and the assets acquired and liabilities assumed in the transaction with Rasna UK have been written to fair value in accordance with ASC 805, Business Combinations. Refer to Note 3 - Acquisitions, for more information related to the transaction.

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

The Merger was being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Active With Me’s operations were disposed of prior to the consummation of the transaction.  Rasna Successor is treated as the accounting acquirer as its stockholders control the Company after the Exchange Agreement, even though Active With Me, Inc. was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Rasna Successor as if Rasna Successor had always been the reporting company.  Since Active With Me, Inc. had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities since inception, and as at September 30, 2017, had an accumulated deficit of $12,299,068, a net loss for the for the six months ended September 30, 2017 of $3,041,288 and net cash used in operating activities of $2,078,751. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within the next twelve months from the filing date of this report.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Company has sufficient funds to continue operating until the end of October 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development.The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

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

 Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the the six months ended September 30, 2017 and 2016 and the years ended March 31, 2017, 2016 and 2015.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Change in Fiscal Year

The Company changed its fiscal year end from March 31 to September 30.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no impact on the previously reported financial statements.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the six months ended September 30, 2017 and 2016, and years ended March 31, 2017, 2016 and 2015.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,		March 31,
	2017	2016	2017	2016	2015
Stock options	4,829,875	1,662,375	3,162,375	1,662,375	1,820,000
Warrants	1,926,501	—	1,440,501	—	—
Total shares issuable upon exercise or conversion	6,756,376	1,662,375	4,602,876	1,662,375	1,820,000

The following is the computation of net loss per share for the following periods:

	For the six months ended September 30,		For the Year Ended March 31,
	2017	2016	2017	2016	2015
Net loss for the period	$(3,041,288)	$(2,129,719)	$(4,433,732)	$(578,106)	$(1,768,398)
Weighted average number of shares	68,215,948	55,115,345	60,816,068	35,650,289	35,650,289
Net loss per share (basic and diluted)	$(0.04)	$(0.04)	$(0.07)	$(0.02)	$(0.05)

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

In July 2017, the Company committed to issue warrants as compensation to the placement agents relating to fundraising. On August 31, 2017, the Company issued a ten year warrant to purchase 112,000 shares of common stock at an exercise price of $0.65 per share.

On August 31, 2017, the Company entered into consulting agreements with placement agents who were providing consulting services in the areas of capital market advisory and investor relations. In lieu of fees for these consulting services, on September 1, 2017, the Company issued ten year warrants to purchase 347,000 shares of common stock at an exercise price of $0.60 per share.

The Company determined that the service inception date did not preceed the grant date, and accordingly classifies the warrants in stockholder's equity, in accordance with ASC 815-40-25-7. See Note 6 for additional information.

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern. The guidance in this update applies to all entities and require their management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards. Specifically, the update (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, {3)provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The update was effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects to adopt this ASU described above in its Consolidated Financial Statements beginning in October 1, 2018 and is currently evaluating the impact the update would have.

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

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company expects to adopt this ASU described above in its Consolidated Financial Statements beginning in October 1, 2018 and is currently evaluating the impact the update would have.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017. The Company is currently evaluating the impact of adopting this guidance.

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

The Company incurred approximately $170,000 in transaction costs in connection with the acquisition, which were included within the general and administrative expenses within the consolidated statements of operations for the year ended March 31, 2017.

	Six months to September 30 (unaudited)	Year Ended March 31, (unaudited)
	2016	2017	2016
Total Revenues, net	$—	$—	$—
Net Loss	(2,389,210)	(4,693,223)	(2,078,239)
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.05)

The above unaudited pro forma information was determined based on the historical GAAP results of Arna Therapeutics Ltd, Rasna Therapeutics Ltd and Rasna Therapeutics Inc. The unaudited pro forma condensed consolidated results are provided for informational purposes only and are not necessarily indicative of what the Company's consolidated results of operations actually would have been if the May 17, 2016 acquisition was completed on April 1, 2015 or what the consolidated results of operations will be in the future.

4.    GOODWILL AND INTANGIBLE ASSETS

As noted in Note 3 - Acquisitions, on May 17, 2016, there was a transaction where the Company acquired an entity and, at initial purchase price, it was determined that there was $236,269 of intellectual property, $613,100 of In-process research and development, and $2,722,985 of goodwill.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	September 30,	March 31,
	2017	2017	2016
Goodwill	$2,722,985	$—	$—
Acquisition of Rasna and its subsidiaries	—	2,722,985	—
Net Book Value	$2,722,985	$2,722,985	$—

The Company  performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded for the six months ended September 30, 2017 and 2016 and the years ended March 31, 2017, 2016 and 2015.

Intangible Assets

On December 17, 2013 the Company’s shareholder, Panetta Partners Limited, transferred 5,000,000 of its shares in Arna Therapeutics Limited to Eurema Consulting S.r.l. and 5,000,000 shares in Arna Therapeutics Limited to TES Pharma S.r.l. In exchange for the shares, Panetta Partners Limited obtained intellectual property ("Platform Technology") from TES Pharma S.r.l and Eurema Consulting S.r.l. Panetta Partners Limited then assigned the Platform Technology to Arna Therapeutics Limited, which was accounted for as a capital contribution. The fair value of the shares exchanged for the IPR&D was $0.13 per share; in addition the issue price for shares in October 2013 was $0.13 per share (shares issued post acquisition of the IPR&D were issued at $0.28) and accordingly the Company valued the Platform Technology at $1.3 million.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the six months ended September 30, 2017 and September 30, 2016, or the years ended March 31, 2017, 2016 and 2015.

The following table summarizes the Company’s intangible assets as of the following periods:

	Six months ended September 30,		For the Year Ended March 31,
	2017	2016	2017	2016	Estimated Useful Life
In-process research and development	$613,100	$613,100	$613,100	$—	Indefinite
Intellectual Property	236,269	236,269	236,269	—	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	1,300,000	1,300,000	Indefinite
	$2,149,369	$2,149,369	$2,149,369	$1,300,000

Less: accumulated amortization	—	—	—	—

Net Book Value	$2,149,369	$2,149,369	$2,149,369	$1,300,000

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of office equipment which are recorded at cost with an estimated useful life of 3 years, depreciated on a straight line basis.

	September 30,	March 31,
	2017	2017	2016	Estimated Useful Life (years)
Office Equipment	$12,241	$10,493	$—	3
Less: accumulated depreciation	5,194	3,463	—
Property, plant and equipment, net	$7,047	$7,030	$—

Depreciation expense was $1,731 and $0 for the six months ended September 30, 2017 and 2016 respectively, and $3,463, $0 and $0 for the years ended March 31, 2017, 2016 and 2015 respectively.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	September 30,	March 31,
	2017	2017	2016
Accounts payable	$658,921	$548,514	$—
Accrued expenses	319,918	354,488	78,227
	$978,839	$903,002	$78,227

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $319,918 at September 30, 2017 is $128,000 of accrued legal, accounting and professional fees, $60,000 for payroll related expenses and $50,000 for Directors fees. Included within the accrued expenses balance at March 31, 2017 was $103,672 owed to Tiziana Life Sciences PLC (“Tiziana”) under a shared services agreement (see Note 13), $114,736 relating to vendors for research and development expenses and approximately $136,080 of accrued legal, accounting and professional fees.

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

On July 3, 2017, the Company entered into a finders agreement with a placement agent whereby they incurred an obligation to issue warrants once a private placement has successfully been entered into. On August 31, 2017, the performance condition had been satisfied and the Company issued the related warrants.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued as placement agent warrants are classified as equity in additional paid in capital.

On September 1, 2017, the Company issued warrants to placement agents in lieu of fees for consultancy services to be provided over a period of time. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued in lieu of consultancy fees are classified as equity in additional paid in capital.

The Company accounted for the obligation based on an estimate of the fair value of warrants issued using the Black-Scholes Model (“BSM”).

The fair value of the warrants at the date of issuance has been calculated based on the following inputs and assumptions using the Black Scholes Model:

	September 1, 2017	August 31, 2017	February 28, 2017
Fair value at issuance date	$1,420,456	$424,179	$2,914,884
Warrants issued	374,000	112,000	1,440,501
Exercise Price	$0.60	$0.65	$0.37
Stock Price	$4.00	$4.00	$2.10
Expected Term (Years)	10	10	10
Volatility %	91%	91%	105%
Discount Rate - Bond Equivalent Yield	2.35%	2.35%	2.55%
Dividend Yield	—%	—%	—%

The input assumptions used are as follows:

Discount rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of seven different comparable Companies’ stock.

Expected term —The Company has used the life of the warrant.

The following table summarizes warrant activity for the six months ended September 30, 2017 and years ended March 31, 2017 and 2016:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)		Aggregate Intrinsic Value
Outstanding balance at March 31, 2016	—	—	—	—	—

Granted	1,440,501	0.37	8.50		5,229,019

Forfeited	—	—	—		—

Outstanding balance at March 31, 2017	1,440,501	0.37	8.5		$5,229,019

Granted	486,000	0.61	9.92		1,646,800

Forfeited	—	—	—		—

Outstanding balance at September 30, 2017	1,926,501	0.43	8.86		$6,875,819

Warrants exercisable at September 30, 2017	1,926,501	0.43	8.86		$6,875,819

The fair value of warrants granted during the six months ended September 30, 2017 was $1,844,634.

The performance related warrants issued on August 31, 2017 are fully vested and don't have any forfeiture conditions attached.

During the six months ended September 30, 2017, $307,765 of were costs recognized for consultancy related warrants. These costs are included within the Consultancy fees third parties expense category in the consolidated financial statements.

There is approximately $1,112,000 of unrecognized costs related to warrants to be recognised over a weighted average period of 4.23 months.

8.    ISSUANCE OF COMMON STOCK
On August 25, 2017, the the Company issued 861,538 shares of common stock at $0.65 per share for proceeds of $560,000 in connection with a securities purchase agreement with accredited investors, as defined in Regulation D promulgated under Securities Act of 1933.

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

9. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions as of September 30, 2017 and at March 31, 2017 and March 31, 2016.

 Rasna Therapeutics Ltd

As of March 31, 2016, the Company was owed $607,159 from Rasna Therapeutics Ltd (UK), a Company of which Gabriele Cerrone, James Mervis and Riccardo Dalla Favera were also common directors with Arna. In the year ended 31 March 2016, Rasna Therapeutics Ltd (UK) paid $113,651 of expenses on behalf of the Company. The $607,159 was forgiven as part of the consideration transferred in the business combination noted in Note 3. See Note 2 for Principles of Consolidation.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. At September 30, 2017, March 31, 2017, March 31, 2016 and March 31, 2015 there was no balance owed to or from Panetta Partners Limited.

Eurema Consulting

Eurema Consulting S.r.l.is a significant shareholder of the Company. During the six months ended September 30, 2017 and the years ended March 31, 2017, 2016 and 2015, Eurema Consulting S.r.l. supplied the Company with consulting services amounting to $0 , $50,000, $100,000 and $100,000, respectively. As of September 30, 2017, and March 31, 2017 and March 31, 2016, Eurema Consulting S.r.l was owed $200,000, $275,000 and $225,000, respectively, by the Company.

Riccardo Dalla Favera

Riccardo Dalla Favera was a Director of Arna Therpeutics Limited and is a current Director of Rasna Therapeutics Inc. During the six months ended September 30, 2017 and year ended March 31, 2017 and 2016, Riccardo Dalla Favera charged the Company $25,000 and $25,000, respectively, in respect of directors fees. As of September 30, 2017, and March 31, 2017 and March 31, 2016 the balance due to Riccardo Dalla Fevera was $0, $0 and $43,750, respectively.

James Mervis

James Mervis was a Director of Arna Therpeutics Limited and is a current Director of Rasna Therapeutics Inc. During the six months ended September 30, 2017 and the years ended March 31, 2017, 2016 and 2015, James Mervis charged the Company $0, $25,000 and $38,810 respectively, in respect of directors fees, travel and reimbursement of professional fees.

As of September 30, 2017, and March 31, 2017 and March 31, 2016, the balance due to James Mervis was $$0, $0 and $31,250 respectively.

Gabriele Cerrone

Gabriele Cerrone is affiliated with one of our principal stockholders and was a director of Arna Therapeutics Ltd. During the six months ended September 30, 2017 and twelve months ended March 31, 2017, 2016 and 2015, Mr. Cerrone charged us $0,$50,000,$75,000, and $100,000 respectively, in respect of consultancy fees plus an additional amount of approximately $1,000 of out of pocket expenses during the six months ended September 30, 2017, $500 during the six months ended September 30, 2016, and $720, $0 and $0 for the years ended March 31, 2017, 2016, and 2015, respectively. As of September 30, 2017, March 31, 2017, and March 31, 2016, the balance due to Mr. Cerrone was $175,000, $175,000 and$125,000, respectively.

 Roberto Pellicciari

Roberto Pellicciari was a Director of Arna Therpeutics Limited. and majority shareholder of TES Pharma Srl. During the six months ended September 30, 2017 and the years ending March 31, 2017, 2016 and 2015, Roberto Pellicciari charged the Company $0 $50,000 , $100,000 and $100,000 respectively, in respect of consultancy fees. As of September 30, 2017, and March 31, 2017 and March 31, 2016, the balance due to Roberto Pellicciari was $175,000, $175,000 and $125,000, respectively.

Tiziana Life Sciences PLC

As of September 30, 2017, and March 31, 2017 and 2016, the Company owed $0, $103,672 and $0, respectively,  to Tiziana Life Sciences plc, Kunwar Shailubhai, and Riccardo Dalla Favera, directors of our Company, are also directors of Tiziana. In addition, Tiziano Lazzaretti, our CFO, is also CFO of Tiziana. We are party to a Shared Services agreement whereby the Company is charged for shared services such as the payroll and rent, see Note 13 for more details.

TES Pharma Srl

TES Pharma srl is a company in which Roberto Pelliciari, a director of Arna, is the sole shareholder. During the six months ended September 30, 2017 and year ended March 31, 2017, 2016 and 2015, TES Pharma srl charged the Company $0, $0, $0 and $1,125,000, respectively, in respect of research & development fees. As of September 30, 2017, and March 31, 2017 and March 31, 2016, no amount was outstanding.

There is no interest charged on the balances with related parties. There are no defined repayment terms and such amounts can be called for payment at any time.

10.    STOCK-BASED COMPENSATION

2016 EQUITY INCENTIVE PLAN

On July 19, 2016, the Company adopted its 2016 Equity Incentive Plan (the "Equity Incentive Plan"). The plan was established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 9,750,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan. During the six months ended September 30, 2017, an aggregate of 1,792,500 options were granted under the Equity Incentive Plan.

The fair value of stock option grants during the six months ended September 30, 2017 were calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the six months ended September 30, 2017, 1,792,500 options were granted by the Company and 125,000 options were forfeited. During the year ended March 31, 2017, 1,500,000 stock options were granted and no options were forfeited. No stock options were granted in the year ended March 31, 2016

The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the six months ended September 30, 2017 and years ended March 31, 2017 and 2016:

	Directors and Employees – Vesting period					Non – Employees – Vesting Period
	Immediate	1 Year	2 Years	3 Years	4 Years	Immediate	1 Year	2 Years	3 Years
Stock Price	$1.495-$1.55	$1.495-$4.00	$1.495-$4.00	$1.495-$4.00	$0.85 - $4.00	$1.495	$1.495-$1.85	$1.495-$1.85	$1.495-$1.85
Expected life (years)	5	5.5	5.75	6	6.25	5	5.5	5.75	6
Expected volatility	85-89%	81-89%	81-89%	81-89%	81%	85-89%	85-89%	85-89%	85-89%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%	—%	—%
Risk-free interest rate	0.91%	0.91% - 1.57%	0.91% - 1.57%	0.91% - 1.57%	0.91% - 1.57%	1.57%	1.57%	1.57%	1.57%

The input assumptions used are as follows:

Discount rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of seven different entitites which are comparable to the Company's stock.

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

The following table summarizes stock option activity for the six months ended September 30, 2017 and years ended March 31, 2017 and 2016:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)		Aggregate Intrinsic Value
Outstanding balance at March 31, 2015	1,820,000	—	—	—	—

Forfeited	270,000	0.20	—		—

Adjustment due to Restructuring	112,375	0.20	12.00		—

Outstanding balance at March 31, 2016	1,662,375	0.20	7.32

Granted	1,500,000	0.40	—		—

Forfeited	—	—	—		—

Outstanding balance at March 31, 2017	3,162,375	0.29	8.09		$5,975,874

Granted	1,792,500	1.01	—		—

Exercised	—	—	—		—

Forfeited and Expired	125,000	0.40	0		0

Outstanding balance at September 30, 2017	4,829,875	0.56	8.22		$16,636,397

Options exercisable at September 30, 2017	1,896,489	0.26	7.29		$7,088,621

The weighted-average grant-date fair value of options granted to employees during the six months ended September 30, 2017 and the years ended March 31, 2017 and March 31, 2016 was $0.69, $1.33 and $0.13 per share respectively.

There were no options exercised during the the six months ended September 30, 2017 or years ended March 31, 2017 and 2016. As of September 30, 2017, there was approximately $1,576,653 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.6 years. As of March 31, 2017, there was approximately $1,076,368 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.5 years .

The charges related to share based compensation to directors, officers, employees and other related parties are included within the Consultancy fees related parties expense category in the consolidated financial statements. For the six months ended September 30, 2017 and 2016, the charges were $660,002 and $581,861 respectively. For the years ended March 31, 2017, 2016 and 2015, the charges were $1,023,555, $60,676 and $117,304 respectively.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company’s consolidated results of operations are shown below:

	Six months ended September 30,
	2017		2016
	Second Quarter	First Quarter	Second Quarter	First Quarter

Total revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	1,793,244	1,230,372	1,836,946	329,834
Loss from operations	(1,793,244)	(1,230,372)	(1,836,946)	(329,834)
Other income (expense)	(25,964)	16,816	34,400	2,661
Income tax provision	(8,525)	—	—	—
Net (loss) income	$(1,827,733)	$(1,213,556)	$(1,802,546)	$(327,173)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2017
Total revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	990,202	1,377,545	1,836,946	329,834
Loss from operations	(990,202)	(1,377,545)	(1,836,946)	(329,834)
Other income (expense)	42,274	21,461	34,400	2,661
Income tax provision	—	—	—	—
Net (loss) income	$(947,928)	$(1,356,084)	$(1,802,546)	$(327,173)

	Fourth Quarter	Third Quarter	Second Quarter		First Quarter
Fiscal year ended March 31, 2016
Total revenues	$—	$—	$—		$—
Costs of revenues	—	—	—		—
Gross profit	—	—	—		—
Operating expenses	213,041	140,746	117,343		106,976
Loss from operations	(213,041)	(140,746)	(117,343)		(106,976)
Other income (expense)	—	—	—	—	—
Income tax provision	—	—	—		—
Net (loss) income	$(213,041)	$(140,746)	$(117,343)		$(106,976)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended March 31, 2015
Total revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	248,828	1,256,524	131,524	131,524
Loss from operations	(248,828)	(1,256,524)	(131,524)	(131,524)
Other income (expense)	—	—	—	—
Income tax provision	—	—	—	—
Net (loss) income	$(248,828)	$(1,256,524)	$(131,524)	$(131,524)

12.    INCOME TAXES

The components of loss before income taxes consisted of the following:

	Six months ended September 30,		Year Ended March 31,
	2017	2016	2017
US	$(3,096,200)	$(617,217)	$(2,913,073)
Foreign	63,437	(1,512,502)	(1,520,659)
Total	$(3,032,763)	$(2,129,719)	$(4,433,732)

As of September 30, 2017, the Company is expected to have net operating loss carryforwards of $4.1 million for federal tax purposes, which will expire in 2037. As of March 31, 2017 the Company had a net operating loss carryforwards of $2.0 million. The utilization of these NOL's may be subject to limitations based on past and future changes in ownership of the Company persuant to Internal Revenue Code section 382. The Company has determined that ownerhip changes may have occurred for Internal Revenue Code section 382 purposes and therefore, the ability of the Company to utilize its NOLs may be limited.

Income tax expenses attributable to income for continuing operations consists of:

	Six months ended September 30,		Year ended March 31,
	2017	2016	2017
Federal:
Current	—		—
Deferred	(723,182)	(202,340)	(791,171)

Foreign:
Current	—	—	—
Deferred	—	—	421,925

State and local:
Current	—	—	—
Deferred	(236,072)	—	(258,265)

Change in valuation allowance	967,779	202,340	627,511

Income tax provision/(benefit)	8,525	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

	September 30,		March 31,
	2017	2016	2017
Deferred tax assets:
Accrued Compensation	42,149	—	—
Stock Compensation	323,691	131,025	224,984
Net operating losses	1,645,543	109,666	823,898
Fixed assets	504	—	554
Total gross deferred tax asset	2,011,887	240,691	1,049,436

Less: valuation allowance	(2,011,887)	(238,906)	(1,049,436)

Net deferred tax asset	—	1,785	—

Deferred tax liabilities:
Intangible assets	(8,525)	(1,785)	—
Total Deferred tax liabilities	(8,525)	(1,785)	—

Net Deferred Income Tax Asset/(Liability)	(8,525)	—	—

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $2.0 million against the deferred tax asset that is not realizable.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties and interest during the six months ended September 30, 2017, and as of September 30, 2017 has not recognized any penalties and interest.

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

	Six months ended September 30,		Year ended March 31,
	2017	2016	2017
Federal statutory rate	34%	34%	34%
Permanent items	(6.52)%	(0.35)%	(3.68)%
Foreign rate differential	0.71%	(9.94)%	(4.11)%
2017 Stock based compensation true up	(1.7)%	(14.2)%	(15.82)%
State taxes	5.14%	—%	3.69%
Increase in valuation allowance	(31.91)%	(905)%	(14.2)%
Other	—%	—%	0.12%

Effective income tax rate	(0.28)%	—%	—%

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of September 30, 2017, open years related to the Federal jurisdiction are fiscal years ending 2016, 2015 and 2014.
In the years ended March 31, 2016 and 2015, the Company, known at the time as Arna Therapeutics Limited, was registered in British Virgin Islands, with a standard rate of tax of 0%, and as such has no tax liability in this jurisdiction.  Additionally, there are no material uncertain tax positions in any of the jurisdictions that the Company operates.

The Company has no open tax audits for the returns that were filed, with any tax authority as of September 30, 2017. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

13.    COMMITMENTS AND CONTINGENCIES

Research Agreements

In December 2013, Arna Therapeutics Limited entered into a research agreement with TES Pharma SRL to collaborate on a research program to discover and optimize compounds for the diagnosis or treatment of Acute Myloid Leukemia. Under the terms of the agreement, Arna Therapeutics Limited paid TES Pharma $1,500,000 in the year ended March 2014. In December 2015, Arna Therapeutics Limited entered into a standstill agreement with TES Pharma, whereby TES Pharma agreed to carry on with the research program in a reduced capacity until January 2016 for no additional payment. On May 3, 2016, the existing agreement was novated from Arna Therapeutics Limited to Rasna Therapeutics Inc and the Company entered in an amendment into the research agreement whereby work on the original research plan was to continue inconsideration for EUR 580,000 for one and a half years through to September 2017. On May 18, 2017, the Company entered into an extension to the research agreement whereby work on the new research plan was to continue inconsideration for EUR 80,000.

As of September 30, 2017 and March 31, 2017, the Company had incurred approximately $204,000 and $341,000, respectively, of research and development expenses related to these agreements.

In February 2017, the Company entered into a research agreement with Ascendia Pharmaceutical to conduct feasibility studies for a formulation for Actinomycin D. Under the agreement, the Company is committed to pay $200,000 for services provided over a period of 4 months to June 2017. During the six months ended September 30, 2017, and the year ended March 31, 2017, the Company had incurred approximately $133,193 and $66,806 respectively, of research and development expenses related to this agreement.

In February 2017, the Company entered into a research agreement with Particle Sciences Inc to carry out formulation development for Actinomycin D. Under the agreement, the Company is committed to pay $105,800 for services provided over a period of 3 months to May 2017. During the six months ended September 30, 2017, the Company had incurred approximately $80,000 of research and development expenses related to this agreement.

On June 7, 2017, the Company entered into a further agreement with Ascendia under which the Company is committed to pay $60,000 for services provided over a period from July 2017 to September 2017. During the six months ended September 30, 2017, the Company had incurred approximately $60,000 of research and development expenses related to this agreement.

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

The specific timing of the remaining milestones cannot be predicted and depend upon research and clinical developments. None of the milestones have been reached as of the date of these financial statements.

Lease Agreements

In January 2017, the Company entered into a lease agreement with Bucks County Biotechnology Centre Inc in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2017 to January 31, 2018 of $13,480, plus and utility expense estimate of $237 per month. The lease has a renewable option.

Employment and Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee.

The Company has entered a number of employment agreements commencing in January 2017. These appointments relate to clinical and non clinical employees, and are reviewable on an annual basis. The Company's committed to paying $251,375 for the period to December 2017.

On May 24, 2017, the Company entered into an employment agreement with Dr. Kunwar Shailubhai in which Dr. Shailubhai agreed to act as Chief Executive Officer and Chief Scientific Officer. Pursuant to the Employment Agreement, Dr. Shailubhai’s current base compensation is $300,000 per year. Dr. Shailubhai is eligible to receive a cash bonus of up to 35% of his base salary per year based on meeting certain performance objectives and bonus criteria. Pursuant to the Employment Agreement, Dr. Shailubhai received a grant of stock options to purchase 1,700,000 shares of common stock which vest over 4 years. The fair value of these options is $985,081.

Shares Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared administrative services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At September 30, 2017, $0 is due to Tiziana Life Sciences plc.

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

14. SUBSEQUENT EVENTS

The Company does not have any subsequent events to report.