Form 10-Q
period 2017-12-31
Rasna Therapeutics Inc.
filed 2018-02-08
CIK 1582249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of February 7, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017 (Unaudited)	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,286,048	$2,537,611
Prepayments and other receivables	164,476	129,157
Related party receivable	28,931	28,931
Total current assets	1,479,455	2,695,699

Property and Equipment, net	6,037	7,047
Intellectual Property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,878,391	4,879,401

Total assets	$6,357,846	$7,575,100

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$769,157	$987,364
Related party payables	550,000	550,000
Total current liabilities	1,319,157	1,537,364

Total liabilities	1,319,157	1,537,364

Commitments and Contingencies (Note 9)

Shareholders' equity
Common stock, $0.001 and $0.01 par value, respectively; 200,000,000 shares authorized, of which 68,908,003 are issued and outstanding.	68,909	68,909
Additional paid-in capital	19,272,299	18,267,895
Accumulated deficit	(14,302,519)	(12,299,068)
Total shareholders' equity	5,038,689	6,037,736
Total liabilities and shareholders' equity	$6,357,846	$7,575,100
`

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,
	2017	2016
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative *	873,801	571,215
Research and development	176,932	366,046
Consultancy fees third parties and related parties **	772,395	130,180
Legal and professional fees	176,647	310,104
Total operating expenses	1,999,775	1,377,545

Loss from operations	(1,999,775)	(1,377,545)

Other income/(expense):
Foreign currency transaction gain	(3,676)	21,461
Other income	(3,676)	21,461

Loss from operations before income taxes	(2,003,451)	(1,356,084)

Income tax provision	—	—

Net loss	$(2,003,451)	$(1,356,084)

Basic and diluted loss per share attributable to common shareholders	$(0.03)	$(0.02)

Basic and diluted weighted average common shares outstanding	68,908,003	65,082,334

* Share based payments to employees have been reclassified from consultancy fees third parties to general and administrative expenses for the three months ended December 31, 2016 to conform to current year presentation.

** Consultancy fees to related parties for the three months ended December 31, 2016 have been combined and included with consultancy fees third parties in both periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-In		Accumulated	Total Shareholders’
	Shares	Amount		Capital		Deficit	Equity
Balance at September 30, 2017	68,908,003	$68,909		$18,267,895		$(12,299,068)	$6,037,736

Share based compensation	—	—		224,982		—	224,982
Warrants issued for consulting services	—	—	—	779,422	—	—	779,422
Net loss	—	—		—		(2,003,451)	(2,003,451)

Balance at December 31, 2017	68,908,003	$68,909		$19,272,299		$(14,302,519)	$5,038,689

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31, 2017
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,003,451)	$(1,356,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	224,982	250,540
Warrants issued for consultancy services	779,422	—
Depreciation	1,010	—
Changes in operating assets and liabilities:
Other receivables	(35,319)	72,520
Related party receivable	—	—
Accounts payable and accrued expenses	(221,883)	283,891
Related party payables	—	(12,500)
Net cash used in operating activities	(1,255,239)	(761,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of shares of common stock	—	2,007,500
Net cash provided by financing activities	—	2,007,500

Effect of foreign exchange rate	3,676	—

Net (decrease)/ Increase in cash and cash equivalents	(1,251,563)	1,245,867

Cash and cash equivalent, beginning of period	2,537,611	—

Cash and cash equivalent, end of period	$1,286,048	$1,245,867

Non-cash transactions:
Warrants earned, pending issue	$—	$484,009
Common stock issued for acquisition	$—	$7,675,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

 RASNA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    GENERAL INFORMATION

Rasna Therapeutics, Inc. (“Rasna DE" or "Rasna Inc.”), is a company incorporated in the State of Delaware on March 28, 2016.

On October 11, 2017, we changed our fiscal year end from March 31 to September 30 and we filed a Form 10-KT on November 30, 2017.

On April 27, 2016, Rasna Therapeutics Limited, a private limited company incorporated in England and Wales under the U.K. Companies Act (“Rasna UK”) sold its stake in Falconridge Holdings Limited, or Falconridge, to Rasna DE for $1. This entity had no operations, no assets or liabilities as of this date.

On May 17, 2016, Rasna DE and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Arna Therapeutics Limited, a British Virgin Islands company, or Arna, which was a clinical stage biotechnology company focused on drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE in exchange for shares of Arna.

On August 15, 2016, Active With Me, Inc., or AWM, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna DE, and Rasna Acquisition, providing for the merger of Rasna Acquisition with and into Rasna DE, (the “Merger”), with Rasna DE, surviving the Merger as a wholly-owned subsidiary of AWM. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

The Merger has been treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE is treated as the accounting acquirer as its stockholders control us after the Merger Agreement, even though AWM was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Rasna DE as if Rasna DE had always been the reporting company.  Since AWM had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by us as a result of the Merger Agreement.

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

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the six months ended September 30, 2017, contained in the Company's annual report on Form 10-KT filed with the SEC on November 30, 2017.

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

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna Inc. for the period from May 17, 2016 through December 31, 2017. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at December 31, 2017, had an accumulated deficit of $14,302,519, a net loss for the for the three months ended December 31, 2017 of $2,003,451 and net cash used in operating activities of $1,255,239.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Company has sufficient funds to continue operating until the end of November 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

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

 Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews indefinite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three months ended December 31, 2017 and 2016.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2018 presentation. These reclassifications have no impact on the previously reported net loss.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	December 31, 2017	December 31, 2016
Stock options	4,829,875	1,662,375
Warrants	1,926,501	—
Total shares issuable upon exercise or conversion	6,756,376	1,662,375

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended December 31,
	2017 (Unaudited)	2016 (Unaudited)
Net loss for the period	$(2,003,451)	$(1,356,084)
Weighted average number of shares	68,908,003	65,082,334
Net loss per share (basic and diluted)	$(0.03)	$(0.02)

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

Income taxes

On December 22, 2017, The Tax Cuts and Jobs Act was signed into law and has resulted in significant change to the U.S corporate income tax system.  These changes include a federal statutory rate reduction from 35% to 21%, a transition tax which applies to the repatriate of foreign earnings and profits, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation.

Changes in tax rates and tax laws are accounted for in the period of enactment.  Therefore, during the three month period ended December 31, 2017, we recorded an income tax benefit totaling $4,301 related to our current estimate of the impact of the 2017 Tax Cuts and Jobs Act.

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

The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects to adopt this ASU described above in its Consolidated Financial Statements beginning in October 1, 2018. Management has evaluated and concluded that there will be no material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Management has evaluated the effects of ASU 2016-18 and concluded that there will be no material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company expects to adopt this ASU described above in its Consolidated Financial Statements beginning in October 1, 2018. Management has evaluated and concluded that there will be no material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017. Management has evaluated and concluded that there will be no material impact on its consolidated financial statements.

In July 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Management has evaluated and concluded that there will be no material impact on its consolidated financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	December 31,	September 30,
	2017	2017
Goodwill	$2,722,985	$2,722,985
Acquisition of Rasna and its subsidiaries	—	—
Net Book Value	$2,722,985	$2,722,985

The Company  performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded for the three months ended December 31, 2017 and the period ended September 30, 2017.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the three months ended December 31, 2017 and the period ended September 30, 2017.

The following table summarizes the Company’s intangible assets as of the following periods:

	December 31,	September 30,
	2017	2017	Estimated Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual Property	236,269	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
	$2,149,369	$2,149,369

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	December 31, 2017 (Unaudited)	September 30, 2017
Accounts payable	$353,877	$658,921
Accrued expenses	415,280	328,443
	$769,157	$987,364

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $415,280 at December 31, 2017 is approximately $100,000 relating to vendors for research and development expenses, $75,000 relating to an accrual for directors fees, approximately $67,000 relating payroll accruals, and approximately $70,000 of accrued legal, patent and other costs.

Included within the accrued expenses balance of $328,443 at September 30, 2017 is $128,000 of accrued legal, accounting and professional fees, $60,000 for payroll related expenses and $50,000 for Directors fees.

6.    STOCK-BASED COMPENSATION

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

The fair values of stock option grants during the three months ended December 31, 2017 were calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the three months ended December 31, 2017, no options were granted by the Company. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the three months ended December 31, 2017:

	Employee – Vesting Period				Non- Employee – Vesting Period
	1 Year	2 Years	3 Years	4Years	1 Year	2 Years	3 Years
Stock Price	$0.85	$0.85	$0.85	$0.85	$3.00	$3.00	$3.00
Expected life (years)	5.50	5.75	6.00	6.25	5.50	5.75	6.00
Expected volatility	82.40%	82.20%	81.90%	81.70%	86.60%	85.40%	89.00%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%
Risk-free interest rate	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%

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

Expected term —The Company has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment , (“SAB No. 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

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

The following table summarizes stock option activity for the three months ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2017	4,829,875	0.56	8.60	$5,975,874

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	—	—	—	—

Outstanding balance at December 31, 2017	4,829,875	0.56	8.02	$11,806,521

Options exercisable at December 31, 2017	1,963,156	0.27	7.01	$5,365,467

There were no options exercised during the three months ended December 31, 2017. As of December 31, 2017, there was approximately $1,262,741 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.3 years.

For the three months ended December 31, 2017, $257,207 related to share based compensation to directors and employees which has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements.  An additional ($32,225) related to non-employees has been included within the Consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

For the three months ended December 31, 2016, $159,095 related to share based compensation to directors and employees which has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $91,445 related to non-employees has been included within the Consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

7.    WARRANTS

On April 10, 2016, the Company incurred the obligation to issue warrants to placement agents relating to fundraising. The Company accounted for the obligation based on an estimate of the fair value of warrants issued using the Black-Scholes Model (“BSM”) and the Company recorded $484,009 as a liability and a reduction to proceeds of the equity offering (additional paid-in-capital). The Company assessed the fair value for each reporting period of the liability and recorded changes to additional paid-in capital. At February 28, 2017, the date the warrants were issued, the obligation was reversed to additional paid-in capital and no outstanding liability existed. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued as placement agent warrants are classified as equity in additional paid in capital.

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

On September 1, 2017, the Company issued warrants to placement agents in lieu of fees for consultancy services to be provided over a period of 6 months. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued in lieu of consultancy fees are classified as equity in additional paid in capital.

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

Expected volatility —Based on the historical volatility of seven different comparable Companies’ stock.

Expected term —The Company has used the life of the warrant.

The following table summarizes warrant activity for the three months ended December 31, 2017:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2017	1,926,501	0.43	8.86	6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at December 31, 2017	1,926,501	0.43	8.61	$4,949,318

Warrants exercisable at December 31, 2017	1,926,501	0.43	8.61	$4,949,318

The performance related warrants issued on August 31, 2017 are fully vested and do not have any forfeiture conditions attached.

The fair value of the consultancy warrants issued on September 1, 2017 was $1,418,071 at December 31, 2017, of which $307,765 was expensed during the six months ended September 30 2017.

During the three months ended December 31, 2017, $779,422 of costs were recognized for consultancy related warrants. These costs are included within the Consultancy fees third parties and related parties expense category in the consolidated financial statements.

There is approximately $330,884 of unrecognized costs related to warrants to be recognized over a weighted average period of 2 months.

8. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the three months ended December 31, 2017 and 2016.

Eurema Consulting

Eurema Consulting S.r.l. was a significant shareholder of Arna Therapeutics Limited. During the three months ended December 31, 2017 and three months ended December 31, 2016, Eurema Consulting S.r.l. did not supply the Company with consulting services. As of December 31, 2017, and September 30, 2017, Eurema Consulting S.r.l was owed $200,000 and $200,000, respectively, by the Company for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone was a Director of Arna Therpeutics Limited. During the three months ended December 31, 2017,Gabriele Cerrone did not supply the Company with consulting services. During the three months ended December 31, 2016, Gabriele Cerrone charged the Company $25,000, relating to consultancy fees. As of December 31, 2017, and September 30, 2017, the balance due to Gabriele Cerrone was $175,000 and $175,000, respectively for past consultancy services.

Roberto Pellicciari

Roberto Pellicciari was a Director of Arna Therpeutics Limited and sole shareholder of TES Pharma Srl. During the three months ended December 31, 2017 Roberto Pellicciari did not supply the Company with consulting services. During the three months ended December 31, 2016, Roberto Pellicciari charged the Company $25,000, relating to consultancy fees. As of December 31, 2017, and September 30, 2017, the balance due to Roberto Pellicciari was $175,000 and $175,000, respectively for past consultancy services.

There is no interest charged on the balances with related parties. There are no defined repayment terms and such amounts can be called for payment at any time.

9.    COMMITMENTS AND CONTINGENCIES

License Agreements

In November 2016, the Company entered into a license agreement with Profs. Falini and Martelli, wherein it obtained the exclusive rights related to the use or reformulation of Actinomycin D and intends to utilize these rights for the development of new product. In connection with this agreement, the Company was committed to paying milestone payments, the first being a EUR 50,000 payment to be paid six months after the agreement was signed. The payment was made to Profs. Falini and Martelli in June 2017.

During the three months ended December 31, 2017, the second milestone was achieved triggering a payment EUR 50,000 . This will be paid in February 2018.

The specific timing of the remaining milestones cannot be predicted and depend upon research and clinical developments. The Company expects to incur further payments of EUR 400,000 in respect of this agreement once milestones are achieved.

Lease Agreements

In January 2017, the Company entered into a lease agreement with Bucks County Biotechnology Centre Inc in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2017 to January 31, 2018 of $13,480, plus and utility expense estimate of $237 per month. During the three months ended December 31, 2017, the Company had incurred approximately $4,000 of rental expenses related to this agreement.

The Company is currently in the process of renewing this lease, which has an automatic month to month renewal until the new lease agreement is signed.

Employment and Consultancy Agreements

In October 2015, Rasna Therapeutics Ltd entered into a consultancy agreement with James Tripp in which he agreed to consult on clinical operations for a fee of $10,000 per calendar quarter. Mr. Tripp's consultancy agreement ended in May 2017 and all outstanding obligations are settled with him.

In September 2016, the board of directors awarded Mr Tripp 125,000 options to vest over a 3 year period, with an exercise price of $0.40. Upon the end of Mr Tripp's consultancy agreement in May 2017, all options have been forfeited.

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

The Company has entered a number of employment agreements commencing in January 2017. These agreements relate to clinical and non clinical employees, and are reviewable on an annual basis. The Company's committed to paying approximately $180,000 of salary and bonus expenses for the 12 month period to December 2018.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At December 31, 2017 $0 is due to Tiziana Life Sciences PLC. During the three months ended December 31, 2017, the Company had incurred approximately $44,000 of payroll and $29,000 of rental expenses related to this agreement.

Other Commitments

The Company may enter into certain licensing agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depend upon future discretionary research and clinical developments, as well as, regulatory agency actions. Further, under the terms of certain agreements the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not considered contingent milestone payment amounts.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-KT filed on November, 30, 2017 under the heading “Risk Factors,” which are incorporated herein by reference.

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

Company Background

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. Since our inception, we have funded our operations primarily through the issuance of equity securities.

We anticipate that our expenses will increase substantially if and as we:

•	continue enrollment in our ongoing clinical trials;

•	initiate new clinical trials;

•	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;

•	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;

•	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;

•	make milestone or other payments under our agreements pursuant to which we have licensed or acquired rights to intellectual property and technology;

•	seek to maintain, protect, and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel;

•	incur the administrative costs associated with being a public company and related costs of compliance;

•	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

We expect to continue to incur significant expenses and increasing losses for at least the next several years. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds from this offering in order to obtain regulatory approval for, and the commercialization of our therapeutic candidates. Until such time that we can generate meaningful revenue from product sales, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved therapies or products or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations.

On October 11, 2017, we changed our fiscal year end from March 31 to September 30 and we filed a Form 10-KT on November 30, 2017.

Rasna Therapeutics, Inc. (“Rasna DE" or "Rasna Inc.”), is a company incorporated in the State of Delaware on March 28, 2016.

On April 27, 2016, Rasna Therapeutics Limited, a private limited company incorporated in England and Wales under the U.K. Companies Act (“Rasna UK”) sold its stake in Falconridge Holdings Limited, or Falconridge, to Rasna DE for $1. This entity had no operations, no assets or liabilities as of this date.

On May 17, 2016, Rasna DE and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Arna Therapeutics Limited, a British Virgin Islands company, or Arna, which was a clinical stage biotechnology company focused on drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE in exchange for shares of Arna.

On August 15, 2016, Active With Me, Inc., or AWM, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Rasna DE, and Rasna Acquisition, providing for the merger of Rasna Acquisition with and into Rasna DE, (the “Merger”), with Rasna DE, surviving the Merger as a wholly-owned subsidiary of AWM. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

The Merger has been treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE is treated as the accounting acquirer as its stockholders control us after the Merger Agreement, even though AWM was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Rasna DE as if Rasna DE had always been the reporting company.  Since AWM had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by us as a result of the Merger Agreement.

Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of Rasna DE to a former officer and director of AWM in exchange for cancellation of an aggregate of 1,500,000 shares of Rasna DE's common stock held by such person.

In connection with the share exchange, each share of Rasna DE was exchanged for the right to receive .33 shares in AWM. Once issued, the new shares were combined with the 3,305,000 common shares held by legacy AWM shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy AWM shareholder that effectively spun off the remaining assets of AWM in connection with the transaction. Finally, subsequent to the transaction, the legal acquirer executed a 3.25 for 1 stock split on its common shares. Historical common stock amounts and additional paid-in capital have been retroactively adjusted for the effect of the share splits executive in connection with the Merger transaction.

On September 20, 2016, we filed a Certificate of Change in Nevada which effected a 3.25 for 1 forward stock split of our common stock for shareholders of record as of August 16, 2016 and increased the authorized number of shares of common stock to 200,000,000 shares.

We only have one segment of activity which is that of a clinical stage biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia and lymphoma.

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
While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Principles of Consolidation

In accordance with ASC 810, Consolidation, we consolidate any entity in which we have a controlling financial interest. Further, we consolidate any variable interest entity that we are deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics (“Rasna UK”) and Rasna, Management noted that equity investment in Rasna UK is not sufficient to fund its operations. Accordingly, Rasna is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna to fund its operations, and has power to direct its significant activities. As a result, Rasna consolidates this variable interest entity.

The interim condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited as well as the operations of Rasna for the period from May 17, 2016 through December 31, 2017. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Going Concern

We are subject to a number of risks similar to those of other pre-commercial stage companies, including our dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with research, development, testing, and obtaining related regulatory approvals of its pipeline products, suppliers and collaborators, successful protection of intellectual property, competition with larger, better-capitalized companies, successful completion of our development programs and, ultimately, the attainment of profitable operations are dependent on future events, including obtaining adequate financing to fulfill our development activities and generating a level of revenues adequate to support our cost structure.

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years, and as at December 31, 2017, had accumulated deficit of $14,302,519 , a net loss for the three months ended December 31, 2017 of $2,003,451 and net cash used in operating activities of $1,255,239.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of November 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

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

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, related party balances, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets, including nonmarketable equity securities, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of related party receivables.

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

From time to time,our balances in our bank accounts exceed Federal Deposit Insurance Corporation limits. We will periodically evaluate the risk of exceeding insured levels and might transfer funds if we deem appropriate. We have not experienced any losses with regards to balances in excess of insured limits or as a result of other concentrations of credit risk.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of the three months ended December 31, 2017 or 2016.

 Risks and Uncertainties

We intend to operate in an industry that is subject to rapid change. Our operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2018 presentation. These reclassifications have no impact on the previously reported net loss.

Research and development

Expenditure on research and development is charged to the statements of operation in the year in which it is incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditure is capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, we have not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	December 31, 2017	December 31, 2016
Stock options	4,829,875	1,662,375
Warrants	1,926,501	—
Total shares issuable upon exercise or conversion	6,756,376	1,662,375

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

We account for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

Income taxes

On December 22, 2017, The Tax Cuts and Jobs Act was signed into law and has resulted in significant change to the U.S corporate income tax system.  These changes include a federal statutory rate reduction from 35% to 21%, a transition tax which applies to the repatriate of foreign earnings and profits, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation.

Changes in tax rates and tax laws are accounted for in the period of enactment.  Therefore, during the three month period ended December 31, 2017, we recorded an income tax benefit totaling $4,301 related to our current estimate of the impact of the 2017 Tax Cuts and Jobs Act.

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

The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We expect to adopt this ASU described above in our Consolidated Financial Statements beginning in October 1, 2018. Management has evaluated and concluded that there will be no material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Management has evaluated the effects of ASU 2016-18 and concluded that there will be no material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. We expect to adopt this ASU described above in our Consolidated Financial Statements beginning in October 1, 2018. Management has evaluated and concluded that there will be no material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019 with early adoption permitted in January 2017. Management has evaluated and concluded that there will be no material impact on our consolidated financial statements.

In July 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting

for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Management has evaluated and concluded that there will be no material impact on our consolidated financial statements.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended December 31, 2017 and 2016

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended December 31,
	2017 (Unaudited)	2016 (Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	873,801	571,215
Research and development	176,932	366,046
Consultancy fees third parties and related parties	772,395	130,180
Legal and professional fees	176,647	310,104
Total operating expenses	1,999,775	1,377,545

Loss from operations	(1,999,775)	(1,377,545)

Other income/(expense):
Foreign currency transaction gain	(3,676)	21,461
Other income	(3,676)	21,461

Net loss	$(2,003,451)	$(1,356,084)

Revenues

There were no revenues for the three months ended December 31, 2017 and 2016 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended December 31, 2017 increased to $1,999,775 from $1,377,545 for the three months ended December 31, 2016, an increase of $622,230. The increase is primarily attributable to payroll and rental expenditure incurred due to the hiring additional employees and obtaining additional office space (approximately $236,000), and the increase in the charge for options and warrants (approximately $754,000), offset by decreases in research and development expenses and legal and professional fees (approximately $322,000)

Net Loss

Net loss for the three months ended December 31, 2017 increased to $2,003,451 from $1,356,084 for the three months ended December 31, 2016, an increase of $647,367. The increase is primarily attributable to payroll and rental expenditure incurred due to the hiring additional employees and obtaining additional office space (approximately $236,000), and the increase in the charge for options and warrants (approximately $754,000), offset by decreases in research and development expenses and legal and professional fees (approximately $322,000)

Liquidity and Capital Resources

We have sufficient cash to carry out our activities until November 2018. We will be required to raise additional capital to continue the development and commercialization of current product candidates and to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	December 31, 2017 (Unaudited)	September 30, 2017	Change
Current assets	$1,479,455	$2,695,699	$(1,216,244)
Current liabilities	$1,319,157	$1,537,364	$(218,207)
Working capital	$160,298	$1,158,335	$(998,037)

We had a cash balance of $1,286,048 and $2,537,611 at December 31, 2017 and September 30, 2017, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended December 31,
	2017	2016	Increase/(Decrease)
Net cash used in operating activities	$(1,255,239)	$(761,633)	$(493,606)
Net cash provided by investing activities	$—	$—	$—
Net cash provided by financing activities	$—	$2,007,500	$(2,007,500)

Cash Used in Operating Activities

Cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $1,255,239 for the three months ended December 31, 2017 compared to $761,633 for the three months ended December 31, 2016. The change is principally attributable to net loss of $2,003,451 excluding non-cash items such as share based compensation of $224,982 , consultancy expense for warrants issued of $779,422 and changes in operating assets and liabilities of $258,067.

Cash Provided by Financing Activities

Cash provided by financing activities consists of proceeds received from the sale of shares of common stock issued in a private placement to accredited investors. This was $0 for the three months ended December 31, 2017 compared to $2,007,500 for the three months ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-KT for the six months ended  September 30, 2017.

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

Rasna Therapeutics, Inc.

February 7, 2018	By:	/s/ Kunwar Shailubhai
Name: Kunwar Shailubhai Title: Chief Executive Officer

February 7, 2018	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer