Form 10-Q
period 2018-03-31
Rasna Therapeutics Inc.
filed 2018-05-10
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of May 8, 2018.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$539,393	$2,537,611
Prepayments and other receivables	152,487	129,157
Related party receivable	—	28,931
Total current assets	691,880	2,695,699

Property and equipment, net	8,003	7,047
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,880,357	4,879,401

Total assets	$5,572,237	$7,575,100

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$853,016	$978,839
Taxes payable	8,525	8,525
Related parties payable	550,000	550,000
Total current liabilities	1,411,541	1,537,364

Total liabilities	1,411,541	1,537,364

Commitments and Contingencies (Note 9)

Shareholders' equity
Common stock, $0.001 par value, respectively; 200,000,000 shares authorized, of which 68,908,003 are issued and outstanding.	68,909	68,909
Additional paid-in capital	19,257,868	18,267,895
Accumulated deficit	(15,166,081)	(12,299,068)
Total shareholders' equity	4,160,696	6,037,736
Total liabilities and shareholders' equity	$5,572,237	$7,575,100

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	824,950	503,365	1,698,751	1,084,072
Research and development	32,582	331,213	209,514	697,259
Consultancy fees third parties and related parties	62,866	(113,273)	554,410	7,415
Legal and professional fees	216,319	268,898	392,967	579,002
Total operating expenses	1,136,717	990,203	2,855,642	2,367,748

Loss from operations	(1,136,717)	(990,203)	(2,855,642)	(2,367,748)

Other income/(expense):
Foreign currency transaction (loss)/gain	(7,695)	42,274	(11,371)	63,735
Other income/ (expense)	(7,695)	42,274	(11,371)	63,735

Loss from operations before income taxes	(1,144,412)	(947,929)	(2,867,013)	(2,304,013)

Income tax provision	—	—	—	—

Net loss	$(1,144,412)	$(947,929)	$(2,867,013)	$(2,304,013)

Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Basic and diluted weighted average common shares outstanding	68,908,003	63,969,031	68,908,003	64,679,798

* Share based payments to employees have been reclassified from consultancy fees third parties to general and administrative expenses for the three and six months ended March 31, 2017 to conform to current year presentation.

** Consultancy fees to related parties three and six months ended March 31, 2017 have been combined and included with consultancy fees third parties in both periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2017	68,908,003	$68,909	$18,267,895	$(12,299,068)	$6,037,736

Share based compensation	—	—	467,623	—	467,623
Warrants issued for consulting services	—	—	522,350	—	522,350
Net loss	—	—	—	(2,867,013)	(2,867,013)

Balance at March 31, 2018	68,908,003	$68,909	$19,257,868	$(15,166,081)	$4,160,696

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,867,013)	$(2,304,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	467,623	441,694
Warrants issued for consulting services	522,350	3,463
Depreciation	3,117	—
Related party receivable write off	28,931	—
Changes in operating assets and liabilities:
Prepayments and other receivables	(23,330)	(130,843)
Related party receivable	—	(20,412)
Accounts payable and accrued expenses	(125,823)	492,540
Related party payable	—	(25,000)
Net cash used in operating activities	(1,994,145)	(1,542,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,073)	(10,493)
Net cash used in investing activities	(4,073)	(10,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of shares of common stock	—	2,007,500
Net cash provided by financing activities	—	2,007,500

Effect of foreign exchange rate	—	(100,797)

Net (Decrease)/ Increase in cash and cash equivalents	(1,998,218)	353,639

Cash and cash equivalents, beginning of period	2,537,611	3,695,323

Cash and cash equivalents, end of period	$539,393	$4,048,962

Non-cash transactions:
Common stock issued for acquisition	$—	$7,675,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

 RASNA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    GENERAL INFORMATION

Rasna Therapeutics, Inc. (“Rasna DE" or "Rasna Inc.”), is a company incorporated in the State of Delaware on March 28, 2016.

On October 11, 2017, the Company changed its fiscal year end from March 31 to September 30 and  filed a Form 10-KT on November 30, 2017.

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

The Merger has been treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE is treated as the accounting acquirer as its stockholders control the Company after the Merger and  AWM was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Rasna DE as if Rasna DE had always been the reporting company. Since AWM had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

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

Revised Prior Period Amounts

The Company identified an error in its calculation of fair value relating to warrants issued to consultants in the quarter ended December 31, 2017. The fair value was overstated by $280,851 which overstated stock based compensation and Additional Paid in Capital. Tabular summaries of the revisions are presented below:

	Consolidated Balance Sheet December 31, 2017
	Previously Reported	Revisions	Revised Reported
Additional paid in capital	$19,272,299	$(280,851)	$18,991,448

Accumulated deficit	(14,302,519)	280,851	(14,021,668)

	Consolidated Statement of Operations Quarter ended December 31, 2017
	Previously Reported	Revisions	Revised Reported
Net Loss	$(2,003,451)	$280,851	$1,722,600

Net loss per share	(0.03)	(0.00)	(0.03)

The Company analyzed the revisions under SEC staff guidance (Staff Accounting Bulletin 108) and determined that the revisions are immaterial on a qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the quarter ended December 31, 2017. Therefore, amendment of the previously filed quarterly report on Form 10-Q is not considered necessary. The Company has revised in this current Form 10-Q filing the previously reported consolidated balance sheet as of December 31, 2017 and consolidated statements of operations for these amounts. The Company will revise comparative prior period amounts prospectively.

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics Limited (“Rasna UK”) and Rasna Inc., Management noted that equity investment in Rasna UK was not sufficient to fund its operations. Accordingly, Rasna Inc. was considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna Inc. to fund its operations, and has power to direct its significant activities. As a result, Rasna Inc. consolidates this variable interest entity.

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna Therapeutics Ltd, as well as the operations of Rasna Inc. for the period from May 17, 2016 through March 31, 2018. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at March 31, 2018, had an accumulated deficit of $15,166,081, a net loss for the for the six months ended March 31, 2018 of $2,867,013 and net cash used in operating activities of $1,994,145.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. The Company believes it has sufficient funds to continue operating until the end of June 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews indefinite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the six months ended March 31, 2018 and 2017.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31, 2018	March 31, 2017
Stock options	4,829,875	3,162,375
Warrants	1,926,501	1,440,501
Total shares issuable upon exercise or conversion	6,756,376	4,602,876

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss for the period	$(1,144,412)	$(947,929)
Weighted average number of shares	68,908,003	63,969,031
Net loss per share (basic and diluted)	$(0.02)	$(0.01)

	For the Six Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss for the period	$(2,867,013)	$(2,304,013)
Weighted average number of shares	68,908,003	64,679,798
Net loss per share (basic and diluted)	$(0.04)	$(0.04)

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

On August 31, 2017, the Company entered into consulting agreements with placement agents who were providing consulting services in the areas of capital market advisory and investor relations. In lieu of fees for these consulting services, on September 1, 2017, the Company issued ten year warrants to purchase 374,000 shares of common stock at an exercise price of $0.60 per share. The Company determined that the service inception date did not preceed the grant date, and accordingly classifies the warrants in stockholder's equity, in accordance with ASC 815-40-25-7. See Note 7 for additional information.

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

Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the six month period ended March 31, 2018, we recorded an income tax benefit totaling $4,301 related to our current estimate of the impact of the 2017 Tax Cuts and Jobs Act.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	March 31,	September 30,
	2018	2017
Goodwill	$2,722,985	$2,722,985

The Company  performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded for the six months ended March 31, 2018 and the period ended September 30, 2017.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the six months ended March 31, 2018 and the period ended September 30, 2017.

The following table summarizes the Company’s intangible assets as of the following periods:

	March 31,	September 30,
	2018	2017	Estimated Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual Property	236,269	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
	$2,149,369	$2,149,369

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	March 31, 2018
	(Unaudited)	September 30, 2017
Accounts payable	$499,022	$658,921
Accrued expenses	353,994	319,918
	$853,016	$978,839

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $353,994 at March 31, 2018 is approximately $120,000 relating to vendors for research and development expenses, $106,000 relating to an accrual for directors fees, approximately $14,000 relating payroll accruals, and approximately $113,000 of accrued legal, travel and other costs.

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

The fair values of stock option grants during the six months ended March 31, 2018 were calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the six months ended March 31, 2018, no options were granted by the Company. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the six months ended March 31, 2018:

	Employee – Vesting Period				Non- Employee – Vesting Period
	1 Year	2 Years	3 Years	4Years	1 Year	2 Years	3 Years
Stock Price	$0.85	$0.85	$0.85	$0.85	$2.00	$2.00	$2.00
Expected life (years)	5.50	5.75	6.00	6.25	5.50	5.75	6.00
Expected volatility	82.40%	82.20%	81.90%	81.70%	95.50%	100.20%	101.40%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%
Risk-free interest rate	1.57%	1.57%	1.57%	1.57%	2.56%	2.58%	2.59%

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

The following table summarizes stock option activity for the six months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2017	4,829,875	0.56	8.22	$16,636,397

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	—	—	—	—

Outstanding balance at March 31, 2018	4,829,875	0.56	7.73	$11,194,955

Options exercisable at March 31, 2018	2,370,706	0.25	6.6	$4,139,976

There were no options exercised during the six months ended March 31, 2018. As of March 31, 2018, there was approximately $992,892 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.3 years.

For the three and six months ended March 31, 2018, $240,050 and $492,959 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $754 and ($31,471) related to non-employees respectively, has been included within the Consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

For the three and six months ended March 31, 2017, $204,906 and $412,642 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $136 and $29,052 related to non-employees respectively, has been included within the Consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

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

Expected volatility —Based on the historical volatility of seven different comparable Companies’ stock.

Expected term —The Company has used the life of the warrant.

The following table summarizes warrant activity for the six months ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2017	1,926,501	0.43	8.86	6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at March 31, 2018	1,926,501	0.43	8.36	$3,022,817

Warrants exercisable at March 31, 2018	1,926,501	0.43	8.36	$3,022,817

The performance related warrants issued on August 31, 2017 are fully vested and do not have any forfeiture conditions attached.

During the three and six months ended March 31, 2018, $(257,073) and $522,350 of costs were recognized for consultancy related warrants respectively. These costs are included within the Consultancy fees third parties and related parties expense category in the consolidated financial statements. As of February 28, 2018, the consultancy warrants were fully vested.

8.    RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the three and  six months ended March 31, 2018 and 2017.

Eurema Consulting

Eurema Consulting S.r.l. was a significant shareholder of Arna Therapeutics Limited. During the three and six months ended March 31, 2018 and 2017, Eurema Consulting S.r.l. did not supply the Company with consulting services. As of March 31, 2018, and September 30, 2017, Eurema Consulting S.r.l was owed $200,000 and $200,000, respectively, by the Company for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone was a Director of Arna Therpeutics Limited. During the three and six months ended March 31, 2018 and 2017, Gabriele Cerrone did not supply the Company with consulting services. As of March 31, 2018, and September 30, 2017, the balance due to Gabriele Cerrone was $175,000 and $175,000, respectively for past consultancy services.

Roberto Pellicciari

Roberto Pellicciari was a Director of Arna Therpeutics Limited and sole shareholder of TES Pharma Srl. During the three and six months ended March 31, 2018 and 2017, Roberto Pellicciari did not supply the Company with consulting services. As of March 31, 2018, and September 30, 2017, the balance due to Roberto Pellicciari was $175,000 and $175,000, respectively for past consultancy services.

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

During the six months ended March 31, 2018, the second milestone was achieved triggering a payment EUR 50,000 . This was paid in March 2018.

The specific timing of the remaining milestones cannot be predicted and depend upon research and clinical developments. The Company expects to incur further payments of EUR 400,000 in respect of this agreement once milestones are achieved.

Lease Agreements

In February 2018, the Company renewed its lease agreement with the same terms, with Bucks County Biotechnology Centre Inc in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2018 to January 31, 2019 of $13,480, plus and utility expense estimate of $237 per month. During the three and six months ended March 31, 2018, the Company had incurred approximately $4,000 and $8,000 respectively, of rental expenses related to this and the prior agreement.

Employment and Consultancy Agreements

In October 2015, Rasna Therapeutics Ltd entered into a consultancy agreement with James Tripp in which he agreed to consult on clinical operations for a fee of  $10,000 per calendar quarter. Mr. Tripp's consultancy agreement ended in May 2017 and all outstanding obligations were settled with him.

In September 2016, the board of directors awarded Mr Tripp 125,000  options to vest over a 3 year period, with an exercise price of  $0.40. Upon the end of Mr Tripp's consultancy agreement in May 2017, all options were forfeited.

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of  $50,000  per year. This was increased to  $80,000  a year in April 2017 by the Company's compensation committee. During the three and six months ended March 31, 2018, the Company had incurred approximately $20,000 and $40,000 respectively, of consultancy expenses related to this agreement.

On May 24, 2017, the Company entered into an executive employment agreement with Kunwar Shailubhai to serve as Chief Executive Officer and Chief Scientific Officer for a renumeration of  $300,000  per annum. Also included within the agreement is a performance related bonus of  35%  of base salary. Based on Board discretion, it is not probable that this bonus will be paid out for the period October 1, 2017 to March 31, 2018, therefore no bonus has been accrued as at March 31, 2018. The Company has decided not to issue a bonus for the period prior to October 1, 2017 so the previously accrued bonus of $43,750 has been reversed.

In June 2017, the board of directors awarded Dr Shailubhai  1,700,000  options to vest over a 4 year period, with an exercise price of $0.85. During the three and six months ended March 31, 2018, the Company had incurred approximately $126,000 and $254,000 respectively, of expenses related to these options.

The Company has entered a number of employment agreements commencing in January 2017. These agreements relate to clinical and non clinical employees, and are reviewable on an annual basis. The Company's committed to paying approximately $235,000 of salary and bonus expenses for the 12 month period to March 2019.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At March 31, 2018 $0 is due to Tiziana Life Sciences PLC. During the three and six months ended March 31, 2018, the Company had incurred approximately $53,000 and $97,000 of payroll and $30,000 and $59,000 of rental expenses respectively, related to this agreement. During the three and six months ended March 31, 2017, the Company had incurred approximately $78,000  and $78,000 of payroll and $23,000 and $23,000 of rental expenses respectively, related to this agreement.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Transitional Report on Form 10-KT filed on November, 30, 2017 under the heading “Risk Factors,” which are incorporated herein by reference.

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

We only have one segment of activity which is that of a biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia and lymphoma.

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

Revised Prior Period Amounts

The Company identified an error in its calculation of fair value in its calculation of fair value relating to warrants issued to  consultants in the quarter ended December 31, 2017. The fair value was overstated by $280,851 which overstated stock based compensation and Additional Paid in Capital. Tabular summaries of the revisions are presented below:

	Consolidated Balance Sheet December 31, 2017
	Previously Reported	Revisions	Revised Reported
Additional paid in capital	$19,272,299	$(280,851)	$18,991,448

Accumulated deficit	(14,302,519)	280,851	(14,021,668)

	Consolidated Statement of Operations Quarter ended December 31, 2017
	Previously Reported	Revisions	Revised Reported
Net Loss	$(2,003,451)	$280,851	$1,722,600

Net loss per share	(0.03)	(0.00)	(0.03)

The Company analyzed the revisions under SEC staff guidance (Staff Accounting Bulletin 108) and determined that the revisions are immaterial on a quantitative and qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the quarter ended December 31, 2017. Therefore, amendment of the previously filed quarterly report on Form 10-Q is not considered necessary. However, if the adjustments to correct the errors were recorded in the second quarter of 2018, the Company believes the impact would have been significant to the second quarter and would impact comparisons to prior periods. The Company has also revised in this current Form 10-Q filing the previously reported consolidated balance sheet as of December 31, 2017 on Form 10-Q for these amounts. The Company will revise comparative prior period amounts prospectively.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at March 31, 2018, had an accumulated deficit of $15,166,081, a net loss for the for the six months ended March 31, 2018 of $2,867,013 and net cash used in operating activities of $1,994,145.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of June 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of the six months ended March 31, 2018 or 2017.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	March 31, 2018	March 31, 2017
Stock options	4,829,875	3,162,375
Warrants	1,926,501	1,440,501
Total shares issuable upon exercise or conversion	6,756,376	4,602,876

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

Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the six month period ended March 31, 2018, we recorded an income tax benefit totaling $4,301 related to our current estimate of the impact of the 2017 Tax Cuts and Jobs Act.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	824,950	503,365
Research and development	32,582	331,213
Consultancy fees third parties and related parties	62,866	(113,273)
Legal and professional fees	216,319	268,898
Total operating expenses	1,136,717	990,203

Loss from operations	(1,136,717)	(990,203)

Other income/(expense):
Foreign currency transaction gain	(7,695)	42,274
Other income	(7,695)	42,274

Net loss	$(1,144,412)	$(947,929)

Revenues

There were no revenues for the three months ended March 31, 2018 and 2017 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended March 31, 2018 increased to $1,136,717 from $990,203 for the three months ended March 31, 2017, an increase of $146,514. The increase is primarily attributable to increases in general and administrative due to the additional staff costs and employee related options (approximately $325,000), increases in consultancy fees due to warrants issued (approximately $170,000), offset by a reduction in R&D related activities in the quarter (approximately $300,000) and a reduction in legal and professional fees (approximately $48,000).

Net Loss

Net loss for the three months ended March 31, 2018 increased to $1,144,412 from $947,929 for the three months ended March 31, 2017, an increase of $196,483. The increase is primarily attributable to increases in general and administrative due to the additional staff costs and employee related options (approximately $325,000), increases in consultancy fees due to warrants issued (approximately $170,000), offset by a reduction in R&D related activities in the quarter (approximately $300,000) and a reduction in legal and professional fees (approximately $48,000).

Results of Operations for the Six Months Ended March 31, 2018 and 2017

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	1,698,751	1,084,072
Research and development	209,514	697,259
Consultancy fees third parties and related parties	554,410	7,415
Legal and professional fees	392,967	579,002
Total operating expenses	2,855,642	2,367,748

Loss from operations	(2,855,642)	(2,367,748)

Other income/(expense):
Foreign currency transaction gain	(11,371)	63,735
Other income	(11,371)	63,735

Net loss	$(2,867,013)	$(2,304,013)

Revenues

There were no revenues for the six months ended March 31, 2018 and 2017 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the six months ended March 31, 2018 increased to $2,855,642 from $2,367,748, an increase of $487,894.  The increase is primarily attributable to payroll and rental expenditure incurred due to the hiring additional employees (approximately $639,000), an increase in the fair value charge for consultancy and performance related warrants (approximately $522,000), offset by a reduction in R&D related activities in the quarter ($488,000) and legal and professional fees (approximately $186,000).

Net Loss

Net loss for the six months ended March 31, 2018 increased to $2,867,013 from $2,304,013 for the six months ended March 31, 2017, an increase of $563,000. The increase is primarily attributable to payroll and rental expenditure incurred due to the hiring additional employees (approximately $639,000), an increase in the fair value charge for consultancy and performance related warrants (approximately $522,000), offset by a reduction in R&D related activities in the quarter ($488,000) and legal and professional fees (approximately $186,000) and teh absence of any foreign exchange gain.

Liquidity and Capital Resources

We believe we have sufficient cash to carry out our activities until June 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the our ability to continue as a going concern. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	March 31, 2018	September 30, 2017	Change
	(Unaudited)
Current assets	$691,880	$2,695,699	$(2,003,819)
Current liabilities	$1,411,541	$1,537,364	$(125,823)
Working capital	$(719,661)	$1,158,335	$(1,877,996)

We had a cash balance of $539,393 and $2,537,611 at March 31, 2018 and September 30, 2017, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended March 31,
	2018	2017	Increase/(Decrease)
Net cash used in operating activities	$(1,994,145)	$(1,542,571)	$(451,574)
Net cash used in investing activities	$(4,073)	$(10,493)	$6,420
Net cash provided by financing activities	$—	$2,007,500	$(2,007,500)

Cash Used in Operating Activities

Cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $1,994,145 for the six months ended March 31, 2018 compared to $1,542,571 for the six months ended March 31, 2017. The change is principally attributable to net loss of $2,867,013 excluding non-cash items such as share based compensation of $467,623, consulting expense for warrants issued of $522,350 and changes in operating assets and liabilities of $149,153.

Cash Provided by Financing Activities

Cash provided by financing activities consists of proceeds received from the sale of shares of common stock issued in a private placement to accredited investors. This was $0 for the six months ended March 31, 2018 compared to $2,007,500 for the six months ended March 31, 2017.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-KT as of and for the period ended  September 30, 2017.

ITEM 6. EXHIBITS

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

May 10, 2018	By:	/s/ Kunwar Shailubhai
Name: Kunwar Shailubhai Title: Chief Executive Officer

May 10, 2018	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer

