Form 10-Q
period 2018-06-30
Rasna Therapeutics Inc.
filed 2018-08-09
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of August 8, 2018.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,357	$2,537,611
Prepayments and other receivables	161,800	129,157
Related party receivable	105,274	28,931
Total current assets	287,431	2,695,699

Property and equipment, net	6,762	7,047
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,879,116	4,879,401

Total assets	$5,166,547	$7,575,100

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,177,942	$978,839
Taxes payable	8,525	8,525
Related parties payable	550,000	550,000
Total current liabilities	1,736,467	1,537,364

Total liabilities	1,736,467	1,537,364

Commitments and Contingencies (Note 9)

Shareholders' equity
Common stock, $0.001 par value, respectively; 200,000,000 shares authorized, of which 68,908,003 are issued and outstanding.	68,909	68,909
Additional paid-in capital	19,331,217	18,267,895
Accumulated deficit	(15,970,046)	(12,299,068)
Total shareholders' equity	3,430,080	6,037,736
Total liabilities and shareholders' equity	$5,166,547	$7,575,100

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative*	644,545	620,788	2,343,296	1,704,860
Research and development	136,131	277,326	345,645	974,585
Consultancy fees third parties and related parties**	(100,192)	49,126	454,218	56,541
Legal and professional fees	128,901	283,132	521,868	862,134
Total operating expenses	809,385	1,230,372	3,665,027	3,598,120

Loss from operations	(809,385)	(1,230,372)	(3,665,027)	(3,598,120)

Other income/(expense):
Foreign currency transaction (loss)/gain	5,420	16,816	(5,951)	80,551
Total Other income/(expense)	5,420	16,816	(5,951)	80,551

Loss from operations before income taxes	(803,965)	(1,213,556)	(3,670,978)	(3,517,569)

Income tax provision	—	—	—	—

Net loss	$(803,965)	$(1,213,556)	$(3,670,978)	$(3,517,569)

Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Basic and diluted weighted average common shares outstanding	68,908,003	68,046,465	68,908,003	65,802,020

* Share based payments to employees have been reclassified from consultancy fees third parties to general and administrative expenses for the three and nine months ended June 30, 2017 to conform to current year presentation.

** Consultancy fees to related parties three and nine months ended June 30, 2017 have been combined and included with consultancy fees third parties in both periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2017	68,908,003	$68,909	$18,267,895	$(12,299,068)	$6,037,736

Share based compensation	—	—	540,972	—	540,972
Warrants issued for consulting services	—	—	522,350	—	522,350
Net loss	—	—	—	(3,670,978)	(3,670,978)

Balance at June 30, 2018	68,908,003	$68,909	$19,331,217	$(15,970,046)	$3,430,080

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,670,978)	$(3,517,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	540,972	763,532
Warrants issued for consulting services	522,350	—
Depreciation	4,358	4,328
Related party receivable write off	28,931	—
Changes in operating assets and liabilities:
Prepayments and other receivables	(32,643)	(149,716)
Related party receivable	(105,274)	12,056
Accounts payable and accrued expenses	199,105	686,747
Related party payable	—	(100,000)
Net cash used in operating activities	(2,513,179)	(2,300,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,073)	(10,493)
Net cash used in investing activities	(4,073)	(10,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of shares of common stock	—	2,007,500
Net cash provided by financing activities	—	2,007,500

Effect of foreign exchange rate	(2)	(112,976)

Net (Decrease) in cash and cash equivalents	(2,517,254)	(416,591)

Cash and cash equivalents, beginning of period	2,537,611	3,695,323

Cash and cash equivalents, end of period	$20,357	$3,278,732

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

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics Limited (“Rasna UK”) and Rasna Inc., Management noted that equity investment in Rasna UK was not sufficient to fund its operations. Accordingly, Rasna Inc. was considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna Inc. to fund its operations, and has power to direct its significant activities. As a result, Rasna Inc. consolidates this variable interest entity, which has minimal activity and is in the process of being liquidated.

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna Therapeutics Ltd, as well as the operations of Rasna Inc. for the period from May 17, 2016 through June 30, 2018. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at June 30, 2018, had an accumulated deficit of $15,970,046, a net loss for the nine months ended June 30, 2018 of $3,670,978 and net cash used in operating activities of $2,513,179.

We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months. The Company believes it has sufficient funds to continue operating until the end of  October 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline.

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

Prepayments and other receivables

Prepayments consists of prepaid Directors and Officers liability insurance, payroll and rental expenses incurred under the shared services agreement with Tiziana Life Sciences PLC and prepaid consultancy fees.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews indefinite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the nine months ended June 30, 2018 and 2017.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30, 2018	June 30, 2017
Stock options	4,829,875	3,162,375
Warrants	1,926,501	1,440,501
Total shares issuable upon exercise or conversion	6,756,376	4,602,876

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss for the period	$(803,965)	$(1,213,556)
Weighted average number of shares	68,908,003	68,046,465
Net loss per share (basic and diluted)	$(0.01)	$(0.02)

	For the Nine Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss for the period	$(3,670,978)	$(3,517,569)
Weighted average number of shares	68,908,003	65,802,020
Net loss per share (basic and diluted)	$(0.05)	$(0.05)

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

Changes in tax rates and tax laws are accounted for in the period of enactment. During the nine month period ended June 30, 2018, the tax impact of the  2017 Tax Cuts and Jobs Act was immaterial to the financial statements.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	June 30,	September 30,
	2018	2017
Goodwill	$2,722,985	$2,722,985

The Company  performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded for the nine months ended June 30, 2018 and the period ended September 30, 2017.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the nine months ended June 30, 2018 and the period ended September 30, 2017.

The following table summarizes the Company’s intangible assets as of the following periods:

	June 30,	September 30,
	2018	2017	Estimated
	(Unaudited)		Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual Property	236,239	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
	$2,149,339	$2,149,369

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	June 30, 2018
	(Unaudited)	September 30, 2017
Accounts payable	$570,411	$658,921
Accrued expenses	607,531	319,918
	$1,177,942	$978,839

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $607,531 at June 30, 2018 is approximately $193,000 relating to vendors for research and development expenses, $138,000 relating to an accrual for directors fees, approximately $21,000 relating payroll accruals, approximately $63,000 related to travel and entertainment expenses and approximately $193,000 of accrued legal and other costs.

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

The fair values of stock option grants during the nine months ended June 30, 2018 were calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the nine months ended June 30, 2018, no options were granted by the Company. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the nine months ended June 30, 2018:

	Employee – Vesting Period				Non- Employee – Vesting Period
	1 Year	2 Years	3 Years	4Years	1 Year	2 Years	3 Years
Stock Price	$0.85	$0.85	$0.85	$0.85	$1.10	$1.10	$1.10
Expected life (years)	5.50	5.75	6.00	6.25	5.50	5.75	6.00
Expected volatility	82.40%	82.20%	81.90%	81.70%	100.80%	102.30%	103.50%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%
Risk-free interest rate	1.57%	1.57%	1.57%	1.57%	2.66%	2.67%	2.68%

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

The following table summarizes stock option activity for the nine months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2017	4,829,875	0.56	8.22	$16,636,397

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	—	—	—	—

Outstanding balance at June 30, 2018	4,829,875	0.56	7.48	$2,898,009

Options exercisable at June 30, 2018	2,795,706	0.34	6.72	$2,112,591

There were no options exercised during the nine months ended June 30, 2018. As of June 30, 2018, there was approximately $779,253 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.0 years.

For the three and nine months ended June 30, 2018, $193,540 and $692,634 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional ($120,192) and ($151,662) related to non-employees respectively, has been included within the Consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

For the three and nine months ended June 30, 2017, $231,878 and $644,520 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $89,960 and $119,012 related to non-employees respectively, has been included within the Consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

7.    WARRANTS

On April 10, 2016, the Company incurred the obligation to issue warrants to placement agents relating to fundraising. The Company accounted for the obligation based on an estimate of the fair value of warrants issued using the Black-Scholes Model (“BSM”) and the Company recorded $484,009 as a liability and a reduction to proceeds of the equity offering (additional paid-in-capital). The Company assessed the fair value for each reporting period of the liability and recorded changes to additional paid-in capital. At February 28, 2017, the date the warrants were issued, the obligation was reversed to additional paid-in capital and no outstanding liability existed. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued as placement agent warrants are classified as equity in additional paid-in capital.

On July 3, 2017, the Company entered into a finders agreement with a placement agent whereby they incurred an obligation to issue warrants once a private placement has successfully been entered into. On August 31, 2017, the performance condition had been satisfied and the Company issued the related warrants. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued as placement agent warrants are classified as equity in additional paid-in capital.

On September 1, 2017, the Company issued warrants to placement agents in lieu of fees for consultancy services to be provided over a period of 6 months. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued in lieu of consultancy fees are classified as equity in additional paid in-capital.

The fair value of the warrants at the date of issuance has been calculated based on the following inputs and assumptions using the Black-Scholes Model:

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

Expected volatility —Based on the historical volatility of seven different comparable Companies’ stock.

Expected term —The Company has used the life of the warrant.

The following table summarizes warrant activity for the nine months ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2017	1,926,501	0.43	8.86	6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at June 30, 2018	1,926,501	0.43	8.11	$1,288,966

Warrants exercisable at June 30, 2018	1,926,501	0.43	8.11	$1,288,966

The performance related warrants issued on August 31, 2017 are fully vested and do not have any forfeiture conditions attached.

During the three and nine months ended June 30, 2018, $0 and $522,350 of costs were recognized for consultancy related warrants respectively. These costs are included within the Consultancy fees third parties and related parties expense category in the consolidated financial statements. As of February 28, 2018, the consultancy warrants were fully vested.

8.    RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the three and  nine months ended June 30, 2018 and 2017.

Eurema Consulting

Eurema Consulting S.r.l. was a significant shareholder of Arna Therapeutics Limited. During the three and nine months ended June 30, 2018 and 2017, Eurema Consulting S.r.l. did not supply the Company with consulting services. As of June 30, 2018, and September 30, 2017, Eurema Consulting S.r.l was owed $200,000 and $200,000, respectively, by the Company for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone was a Director of Arna Therpeutics Limited. During the three and nine months ended June 30, 2018 and 2017, Gabriele Cerrone did not supply the Company with consulting services. As of June 30, 2018, and September 30, 2017, the balance due to Gabriele Cerrone was $175,000 and $175,000, respectively for past consultancy services.

Roberto Pellicciari

Roberto Pellicciari was a Director of Arna Therpeutics Limited and sole shareholder of TES Pharma Srl. During the three and nine months ended June 30, 2018 and 2017, Roberto Pellicciari did not supply the Company with consulting services. As of June 30, 2018, and September 30, 2017, the balance due to Roberto Pellicciari was $175,000 and $175,000, respectively for past consultancy services.

Other related party transactions are discussed in Note 9, Commitments and contingencies.

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

During the nine months ended June 30, 2018, the second milestone was achieved triggering a payment EUR 50,000. This was paid in March 2018.

The specific timing of the remaining milestones cannot be predicted and depends upon research and clinical developments. The Company expects to incur further payments of EUR 400,000 in respect of this agreement once milestones are achieved.

Lease Agreements

In February 2018, the Company renewed its lease agreement with the same terms, with Bucks County Biotechnology Centre Inc in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2018 to January 31, 2019 of $13,480, plus and utility expense estimate of $237 per month. During the three and nine months ended June 30, 2018, the Company had incurred approximately $4,000 and $12,000 respectively, of rental expenses related to this and the prior agreement.

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

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of  $50,000  per year. This was increased to  $80,000  a year in April 2017 by the Company's compensation committee. During the three and nine months ended June 30, 2018, the Company had incurred approximately $20,000 and $60,000 respectively, of consultancy expenses related to this agreement. An additional $13,333 has been prepaid for fees relating to July and August 2018.

On May 24, 2017, the Company entered into an executive employment agreement with Kunwar Shailubhai to serve as Chief Executive Officer and Chief Scientific Officer for a renumeration of  $300,000  per annum. Also included within the agreement is a performance related bonus of  35%  of base salary. Based on Board discretion, it is not probable that this bonus will be paid out for the period October 1, 2017 to June 30, 2018, therefore no bonus has been accrued as of June 30, 2018. During the three and nine months ended June 30, 2018, the Company had incurred approximately $75,000 and $225,000 respectively, of salary expenses related to this appointment.

In June 2017, the board of directors awarded Dr Shailubhai 1,700,000 options to vest over a 4 year period, with an exercise price of $0.85 and a fair value at grant date of $985,081. During the three and nine months ended June 30, 2018, the Company had incurred approximately $77,000 and $331,000 respectively, of expenses related to these options.

The Company has entered a number of employment agreements commencing in January 2017. These agreements relate to clinical and non clinical employees, and are reviewable on an annual basis. The Company's committed to paying approximately $499,000 of salary and bonus expenses for the 12 month period to June 2019.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At June 30, 2018 $37,012 is due to Tiziana Life Sciences PLC. During the three and nine months ended June 30, 2018, the Company had incurred approximately $61,000 and $159,000 of payroll and $30,000 and $88,000 of rental expenses respectively, related to this agreement. During the three and nine months ended June 30, 2017, the Company had incurred approximately $19,000  and $130,000 of payroll and $23,000 and $84,000 of rental expenses respectively, related to this agreement.

As at June 30, 2018, the Company had also prepaid $48,946 of payroll and $59,489 of rental expenses respectively for the period July to December 2018 related to this agreement.

In addition to this, as at June 30, 2018, the Company is also owed $105,274 from Tiziana Life Sciences Plc. The majority of the $105,274 were a transfer of funds to Tiziana Life Sciences PLC that were repaid back to Rasna in July 2018.

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

10.    SUBSEQUENT EVENTS

On August 8, 2018 the Company issued a 12% convertible promissory note (the “Note”) in the principal amount of $135,000. The Note has a maturity date of August 8, 2019 and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date,  the Company must repay the outstanding principal amount plus accrued interest.

The Note contains an anti-dilution provision which adjusts the conversion price in the event of an issuance by the Company of common stock below the then effective conversion price.

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

On October 11, 2017, we changed our fiscal year end from June 30 to September 30 and we filed a Form 10-KT on November 30, 2017.

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

Principles of Consolidation

In accordance with ASC 810, Consolidation, we consolidate any entity in which we have a controlling financial interest. Further, we consolidate any variable interest entity that we are deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics (“Rasna UK”) and Rasna, Management noted that equity investment in Rasna UK is not sufficient to fund its operations. Accordingly, Rasna is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna to fund its operations, and has power to direct its significant activities. As a result, Rasna consolidates this variable interest entity, which has minimal activity and is in the process of being liquidated.

The interim condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna Therapeutics Ltd, as well as the operations of Rasna Inc. for the period from May 17, 2016 through June 30, 2018. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at June 30, 2018, had an accumulated deficit of $15,970,046, a net loss for the nine months ended June 30, 2018 of $3,670,978 and net cash used in operating activities of $2,513,179.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of October 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of the nine months ended June 30, 2018 or 2017.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	June 30, 2018	June 30, 2017
Stock options	4,829,875	3,162,375
Warrants	1,926,501	1,440,501
Total shares issuable upon exercise or conversion	6,756,376	4,602,876

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

Changes in tax rates and tax laws are accounted for in the period of enactment. During the nine month period ended June 30, 2018, the tax impact of the  2017 Tax Cuts and Jobs Act was immaterial to the financial statements.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	644,545	620,788
Research and development	136,131	277,326
Consultancy fees third parties and related parties	(100,192)	49,126
Legal and professional fees	128,901	283,132
Total operating expenses	809,385	1,230,372

Loss from operations	(809,385)	(1,230,372)

Other income/(expense):
Foreign currency transaction gain	5,420	16,816
Other income	5,420	16,816

Net loss	$(803,965)	$(1,213,556)

Revenues

There were no revenues for the three months ended June 30, 2018 and 2017 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended June 30, 2018 decreased to $809,385 from $1,230,372 for the three months ended June 30, 2017, a decrease of $420,987. The decrease is primarily attributable to a reduction in R&D related activities in the quarter (approximately $141,000), a reduction in professional fees relating to patent costs ($130k) as in this fiscal year the patents were maintained rather than filed, as they were in 2017 and a reduction in consultancy fees due to the options fair value charge driven by an adverse movement in the share price from $2 to $1.1 (approximately $149,000).

Net Loss

Net loss for the three months ended June 30, 2018 decreased to $803,965 from $1,213,556 for the three months ended June 30, 2017, a decrease of $409,591.  The decrease is primarily attributable to a reduction in R&D related activities in the quarter (approximately $141,000), a reduction in professional fees relating to patent costs ($130k) and a reduction in consultancy fees due to the options fair value charge driven by an adverse movement in the share price from $2 to $1.1 (approximately $149,000).

Results of Operations for the Nine Months Ended June 30, 2018 and 2017

The following table sets forth the summary statements of operations for the periods indicated:

	For the Nine Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	2,343,296	1,704,860
Research and development	345,645	974,585
Consultancy fees third parties and related parties	454,218	56,541
Legal and professional fees	521,868	862,134
Total operating expenses	3,665,027	3,598,120

Loss from operations	(3,665,027)	(3,598,120)

Other income/(expense):
Foreign currency transaction gain	(5,951)	80,551
Other income	(5,951)	80,551

Net loss	$(3,670,978)	$(3,517,569)

Revenues

There were no revenues for the nine months ended June 30, 2018 and 2017 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the nine months ended June 30, 2018 increased to $3,665,027 from $3,598,120, an increase of $66,907.  The increase is primarily attributable to payroll and rental expenditure incurred due to the hiring additional employees (approximately $638,000), an increase in the fair value charge for consultancy and performance related warrants (approximately $397,000), offset by a reduction in R&D related activities in the period ($628,000) and legal and professional fees (approximately $340,000) and the absence of any foreign exchange gain.

Net Loss

Net loss for the nine months ended June 30, 2018 decreased to $3,670,978 from $3,517,569 for the nine months ended June 30, 2017, a decrease of $153,409. The decrease is primarily attributable to an increase in payroll and rental expenditure incurred due to the hiring additional employees (approximately $638,000), an increase in the fair value charge for consultancy and performance related warrants (approximately $397,000), offset by a reduction in R&D related activities in the period ($628,000) and legal and professional fees (approximately $340,000) and the impact of less costs being incurred in a foreign currency  (approximately $86,000).

Liquidity and Capital Resources

We believe we have sufficient cash to carry out our activities until October 2018, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the our ability to continue as a going concern. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

On August 8, 2018, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $135,000. The Note has a maturity date of August 8, 2019 and  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

The Note contains an anti-dilution provision which adjusts the conversion price in the event of an issuance by us of common stock below the then effective conversion price.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	June 30, 2018	September 30, 2017	Change
	(Unaudited)
Current assets	$287,431	$2,695,699	$(2,408,268)
Current liabilities	$1,736,467	$1,537,364	$199,103
Working capital	$(1,449,036)	$1,158,335	$(2,607,371)

We had a cash balance of $20,357 and $2,537,611 at June 30, 2018 and September 30, 2017, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended June 30,
	2018	2017	Increase/(Decrease)
Net cash used in operating activities	$(2,513,179)	$(2,300,622)	$(212,557)
Net cash used in investing activities	$(4,073)	$(10,493)	$6,420
Net cash provided by financing activities	$—	$2,007,500	$(2,007,500)

Cash Used in Operating Activities

Cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2,513,179 for the nine months ended June 30, 2018 compared to $2,300,622 for the nine months ended June 30, 2017. The change is principally attributable to net loss of $3,670,978 excluding non-cash items such as share based compensation of $540,972, consulting expense for warrants issued of $522,350 and changes in operating assets and liabilities of $61,188.

Cash Used in Investing Activities

Cash used in investing activities consists of fixed assets acquired. This was $4,073 for the nine months ended June 30, 2018 compared to $10,493 for the nine months ended June 30, 2017.

Cash Provided by Financing Activities

Cash provided by financing activities consists of proceeds received from the sale of shares of common stock issued in a private placement to accredited investors. This was $0 for the nine months ended June 30, 2018 compared to $2,007,500 for the nine months ended June 30, 2017.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-KT as of and for the period ended  September 30, 2017.

ITEM 6. EXHIBITS

10.1*	Form of 12% Convertible Promissory Note
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

August 9, 2018	By:	/s/ Kunwar Shailubhai
Name: Kunwar Shailubhai Title: Chief Executive Officer

August 9, 2018	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer

