Form 10-K
period 2018-09-30
Rasna Therapeutics Inc.
filed 2018-12-24
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $33,075,841 as of September 30, 2018, based upon the closing price on the OTCQB market reported for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003 shares of common stock were issued and outstanding as of December 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: None

1

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

ITEM 1. BUSINESS

General.

We are a leukemia-focused biotechnology company that has been developing therapeutics to address the unmet need that exists for acute myeloid leukemia, or AML, and other forms of leukemia and lymphoma. AML is generally a disease of older adults, with onset typically after the age of 45 (average patient age approximately 68 years old). Our strategy is to develop small molecule drug candidates targeting two genes: NPM1 and LSD1, which are considered to control major pathways underlying etiology of majority of AML sub-types.

RASP-101 is our lead compound and is a controlled release, nanoparticulate, intravenous formulation of dactinomycin, which is an established anticancer therapeutic.   Our consultants, Prof. Falini and Prof. Martelli conducted a Phase 2 clinical trial using  unformulated free dactinomycin, or ACT D, in refractory/relapse (R/R) AML patients carrying NPM1 gene mutation.  Treatment with ACT D at 15 µg/kg/day for 5 days every 28 days induced CR in 4 out of the 9 evaluable patients (44.4%) with only 1 or 2 cycles of therapy.  We believe these results demonstrated proof-of-concept for therapy with ACT D for NPM1 gene mutated AML patients. However, intravenous treatment with ACT D treatment also produced severe dose-limiting oral mucositis.   Pursuant to a license agreement with Prof. Falini and Prof. Martelli, we have developed RASP-101 which is a nanoparticle controlled release formulation of ACT D which we believe will maximize therapeutic effectiveness while minimizing oral mucositis. Our investigational new drug, or IND, submission to the FDA is anticipated in 2020.  After completion of animal safety toxicity and pharmacokinetic, or PK,  studies in animals, we are planning to conduct a Phase 1 safety and PK study, followed by a single, bridging Phase 3 trial in AML patients to support a 505(b)(2) submission for registration (subject to FDA  approval), offering a shortened approval pathway by the end of 2023.

RASP-201 is a novel, orally dosed, selective reversible inhibitor of lysine specific demethylase, or LSD1, a pathway that blocks differentiation and confers a poor prognosis to AML. We expect RASP-201 to display a safer metabolic profile than competitor irreversible inhibitors such as GSK2879552 (GlaxoSmithKline) and ORY-1001 (Oryzon/Roche).  RASP-201 when dosed orally shows in vivo therapeutic utility in murine (mouse) models of AML. A lead candidate has been identified and IND submission is anticipated in 2019.

RASP-301 is our innovative, first- in-class, oral, small molecule inhibitor that in preclinical studies has been shown to disrupt NPM1 oligomerization (aggregation of individual subunits) and has the potential to treat refractory AML with reduced toxicity at low dose levels.  RASP-301 exhibits cytotoxic effects at nanomolar concentrations against AML cells in culture and was not cytotoxic to normal cells at the same concentrations.  In vivo usefulness of these compounds in AML murine models has been evaluated confirming the druggability of the target and its potential to treat refractory AML.  This program is in preclinical development with lead candidate selection anticipated by the first quarter 2019.

Our primary indication is AML which may be fatal within weeks to months, has a 5-year survival rate of only about 25% and very poor prospects for long-term survival of patients.  Treatment options for AML comprise a variety of chemotherapy regimens, biologic agents, and stem cell transplantation.  Current standard chemotherapy regimens cure only a minority of patients with AML. As a result, all patients should be evaluated for entry into well-designed clinical trials. If a clinical trial is not available, the patient can be treated with standard therapy. For consolidation chemotherapy or for the management of toxic effects of chemotherapy, readmission is required.  Our strategy is to target master regulators of cancer through deep knowledge of highly conserved pathways that are common to leukemia sub-types. Employing a multi-pronged approach, our programs are focused on three druggable intervention points with a potential to improve safety and efficacy of current AML mono and/or combination therapies.

Leukemia Overview and Market Opportunity

Leukemia is a cancer of the blood or bone marrow involving abnormal proliferation of white blood cells, called WBCs or leukocytes. Leukemia is caused by a mutation of the DNA in bone marrow stem cells resulting in the abnormal multiplication of leukocytes.  If untreated, surplus leukocytes will overwhelm the bone marrow, enter the bloodstream and eventually invade other parts of the body, such as the lymph nodes, spleen, liver, and central nervous system.  In this way, the behavior of leukemia is different from that of other cancers, which usually begin in major organs and ultimately spread to the bone marrow.  Leukemia is an umbrella term covering a large group of blood cancers.

All leukemia arises from mutations or damage to the DNA within the blood cells.  These mutations may occur spontaneously or as a result of exposure to radiation or carcinogenic substances.  Ionizing radiation, as well as exposure to chemicals such as benzene, increases the risk of AML, while agricultural chemicals have been linked to an increased incidence of chronic lymphocytic leukemia, or CLL.  A weak immune system, some virus forms such as human T-cell Leukemia virus I , or HTLV-1, genetic predisposition, cigarette smoking, and reactions to some therapeutic drugs are also implicated in the etiology of leukemia.

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

The specific variety and combination of anticancer drugs prescribed depends on the form and stage of the disease.  For example, treatment for AML, the most common form of leukemia, usually involves chemotherapy with cytotoxic cytarabine in conjunction with an anthracycline such as daunorubicin or idarubicin. Because of the severity of the cytotoxic treatment, bone marrow transplants, or BMTs are sometimes necessary.  By transplanting healthy bone marrow into the body, BMTs help rebuild tissue damaged by the treatment.  Interferon, or INF, therapy, particularly with INF-alpha, is an alternative or additional treatment offered to almost all newly diagnosed patients in these markets.  However, it is very difficult to cure, even though early treatment indicates it will help people to live longer.

The standard first-line treatment strategy for CLL for patients who might not be able to tolerate the side effects of strong chemotherapy is to be treated with chlorambucil alone or with a monoclonal antibody like rituximab (Rituxan) or obinutuzumab (Gazyva). Other options include ibrutinib (Imbruvica), rituximab alone, or a corticosteroid like prednisone.

Other drugs or combinations of drugs may also be also used.  If the only problem is an enlarged spleen or swollen lymph nodes in one region of the body, localized treatment with low-dose radiation therapy may be used. Splenectomy (surgery to remove the spleen) is another option if the enlarged spleen is causing symptoms.

In addition, very high numbers of leukemia cells in the blood causes problems with normal circulation. This is called leukostasis. Leukapheresis is also sometimes used before chemotherapy if there are very high numbers of leukemia cells (even when they aren’t causing problems) to prevent tumor lysis syndrome.

Upon the failure of first line therapy, the standard therapy is usually to administer many of the drugs and combinations listed above as potential second-line treatments. For many people who have already had fludarabine, alemtuzumab seems to be helpful as second-line treatment, but it carries an increased risk of infections. Other purine analog drugs, such as pentostatin or cladribine (2-CdA), may also be tried. Newer drugs such as ofatumumab, ibrutinib, idelalisib (Zydelig), and venetoclax (Venclexta) may be other options.  If these types of chemotherapy fail, the next option is usually a bone marrow transplant.  A stem cell transplant is a third treatment option depending on leukemia response.

Market Potential

According to the American Cancer Society, it is estimated that approximately 21,000 new AML cases will be diagnosed in the US each year and the projected cost of drug therapy for each patient over the course of one year of the disease is approximately $280,000 for chemotherapy alone (Preussler et. al. Biol. Blood Marrow Transplant 23 (2017) 1021-1028) amounting to a total cost of approximately $5.9 billion.  Of this it is estimated that 50% of the costs are attributable to standard of care chemotherapy.  Thus, the assessment is that the U.S. market potential for AML is approximate $3 billion annually.  The rest of the world is estimated to constitute 50% of the AML market; thus, the total annual world market is approximately $6 billion.  If our NPM1 targeted therapy proves beneficial to only the 20% of AML patients with mutated NPM1 genes, the addressable market will be diminished but we believe that our NPM1 targeted therapy would then be the only therapy to address that sub-population.

Table 1 Total Estimated Number of New Leukemia Cases in

the United States for 2017*

Type	Total	Male	Female
Acute Lymphocytic Leukemia	5,970	3,350	2,620
Chronic Lymphocytic Leukemia	20,110	12,310	7,800
Acute Myeloid Leukemia	21,380	11,960	9,420
Chronic Myeloid Leukemia	8,950	5,230	3,720
Other Leukemia	5,720	3,440	2,280
Total Estimated New Cases	62,130	36,290	25,840
*American Cancer Society. Cancer Facts & Figures 2017

                 Figure 1 Three Druggable Intervention Points for Developing AML Therapies

Our business strategy focuses on differentiated targeted therapies for genetic pathways which are known to be involved in etiologies of number of leukemia and other cancers. Our clinical program is based around three druggable intervention points with potential to improve safety and efficacy of current AML therapies, namely “stemness” (activation of stem cell-like growth patterns), cell signaling (between nucleus and cytoplasm) and stress-induced apoptosis (programmed cell death) (Figure 1). Our focus is to target two specific genetic pathways NPM1 and LSD1, which are known to be associated with etiologies of a number of cancers, including AML (Figure 2).

Figure 2  Key Regulators for Developing Targeted AML Therapies

Roles of NPM1 and LSD1 in Tumorigenesis

Leukemia arises due to DNA damage or mutations.  Chromosomal aberrations involving NPM1 and LSD1 have been found in patients with non-Hodgkin lymphoma, acute promyelocytic leukemia, myelodysplastic syndrome, and AML. Thus, targeting NPM1 and LSD1 is an appropriate approach for treatment of AML. In addition, combination of therapies targeting these two genes could also be effective in treatment of relapse AML.

The NPM1 gene is up-regulated, mutated and chromosomally translocated in many tumor types. NPM1 is transferred from nucleolus to nucleoplasm and cytoplasm by anticancer drugs. When expressed at high level, NPM1 could promote tumor growth by inactivation of tumor suppressor p53/ARF pathway; when expressed at low level, NPM1 could suppress tumor growth by inhibition of centrosome duplication. NPM1 is haplo insufficient in hemizygous mice that are vulnerable to tumor development. NPM1c+ (cytoplasm form) translocation into cytoplasm could serve as an AML remission signal. NPM1 forms a pentamer that could serve as a potential anticancer target. Our technology (the process of targeting the mutation of the NPM1 gene), is believed to inhibit the NPM1 gene, reducing levels of NPM1 and consequently reducing a tumor cell’s ability to duplicate.  High affinity, NPM1 binding molecules exhibiting cytotoxic activity on AML cells and safe on normal cells have been identified.

The histone H3K4/K9 demethylase LSD1 can regulate gene activation and repression in epigenetic regulation and is a key effector of the differentiation block in MLL-rearranged leukemia. High LSD1 expression blocks differentiation and is associated with a poor prognosis in AML. LSD1 can be targeted by tranylcypromine analogs or downregulated by RNA interference which induces differentiation of MLL-rearranged leukemic cells. A number of different small molecular inhibitors of LSD1 have been in clinical evaluation. While this class of inhibitors has shown clinical activity in AML patients, toxicities associated with irreversible inhibitors prohibited their further development. Reversible inhibitors of LSD1 have shown good potential for further development.

Other Leukemias

Differences between the different leukemias are dependent on the types of cells involved.  Myeloid leukemias originate in the bone marrow and involve granulocytes, white and red blood cells.  Lymphoid leukemias, including lymphomas, originate in the lymph nodes and lymphoid tissue but involve immune cells including lymphocytes, T cells and B cells. MDS are group of bone marrow failure disorders that have various subtypes with variable onsets, prognoses and risks of developing leukemia.

RASP-101

Prof. Brunangelo Falini, Dr. Lorenzo Brunetti, and Prof. Maria Paola Martelli (N Engl J Med, 2015, 373(12):1180-2) hypothesized that NPM1-mutated AML cells might be vulnerable to a drug like dactinomycin that triggers a nucleolar stress response. In an initial evaluation, a single patient was treated for six cycles of five consecutive daily intravenous doses of 12.5 µg/kg at intervals of 3 to 4 weeks.  Morphologic and immunohistochemical CR, was evident after the fourth cycle, and an assay for mutant copies of NPMA showed molecular complete remission after the fourth cycle. In a subsequent Phase 2 clinical trial in refractory/relapse (R/R) AML patients carrying NPM1 gene mutation, treatment with Act D at 15 µg/kg/day for 5 days every 28 days induced CR in 4 out of the 9 evaluable patients (44.4%) with only 1 or 2 cycles of therapy. One patient underwent haploidentical allogeneic peripheral blood stem cell, or PBSC, transplantation at 3 months after CR achievement and is alive in molecular CR [minimal residual disease (MRD)-negative] after 24 months..

RASP-101 is a nanoparticle-based formulation program that focuses on control release of ACT D to achieve therapeutic benefit.  ACT D was previously approved by the FDA for treatment of Wilm’s Tumor, Ewing’s Sarcoma, Metastatic Nonseminomatous Testicular Cancer, Gestational Trophoblastic Neoplastic, Childhood Rhabdomyosarcoma and Regional Perfusion in Locally Recurrent and Locoregional Solid Malignancies under the trade name, Cosmegen® (Ovation Pharmaceuticals). Our approach is to reformulate ACT D with a nanoparticle-based formulation to reduce toxicity and maximize efficacy. We believe RASP-101 is a candidate for submission via the 505(b)(2) regulatory pathway for approval, which has shortened approval timelines for regulatory pathway for repurpose of already approved drugs for other disease indications.

RASP-101 is based on encapsulated polymeric nanoparticles with desirable safety and PK profile. Preclinical animal studies with all four prototypes were conducted to evaluate drug release profile, PK and tolerability side by side with unformulated ACT D.

The maximum plasma concentration of ACT D was higher for the encapsulated polymeric nanoparticle formulations compared to free ACT D dosing.  Although the observed plasma concentration for the free ACT D was lower than the formulated versions, higher mortality was observed in the free drug group of animals.  After 24 hours, substantial plasma levels were observed in nanoparticle formulations A and C.  Formulation A had highest systemic levels of ACT D and minimal adverse effects and was selected as the lead formulation.

A decrease in body weights of animals dosed with free ACT D was recorded subsequent to dosing and animal did not recover from body weight loss even at 7 days post-dosing.  Dosing with nanoparticle-formulated ACT D at the same dose showed no drug-related body weight loss.

The rationale for developing RASP-101 was to permit weekly or biweekly dosing to limit drug toxicity associated with daily dosing in human subjects. Animal studies performed to date suggest that at the dose at which 80% of rats die within 13 days of administering unformulated RASP-101, no mortality was observed in groups of animals administered the same dose of RASP-101 formulated with polymeric nanoparticles (Figure 3). Only 1 animal in the unformulated group of animals survived at day 13.

Figure 3  Survival of Rats Administered free ACT D or nanoparticle formulated ACT

The total accumulation of ACT D in tissues was less than 2% of the initial dose.  Next steps for this program are to confirm therapeutic utility in an animal model of AML disease.

RASP-201 (LSD1)

LSD1 is an enzyme that demethylates (remove methyl groups) lysine side chain of histones. The levels of LSD1 are elevated (overexpressed) in several human cancers as compared to healthy normal adults. In AML, elevated levels of LSD1 are observed in less differentiated blood cells (immature cells). Inhibition of the enzyme activity was found to promote differentiation. Hence, inhibitors of LSD1 are promising therapeutic candidates that can make drug-insensitive forms of AML, due to reduced levels of methylated histones, responsive to treatment with all-trans-retinoic acid, or ATRA an agent that induces differentiation (maturation)and used to treat a subtype of AML called acute promyelocytic leukemia, or APL.

Working from this premise, we executed a research agreement with TES Pharma for screening of compounds and to conduct animal studies to identify lead compounds with suitable druggability properties. TES Pharma has screened ~34000 compounds across 4 chemical series for their ability to inhibit LSD1 in vitro. The hit rate was ~1%. The hits from this assay were expanded and IC50 (half maximal inhibitory concentration) values were determined for 115 compounds. One chemical class namely, Thienopyrrole series was prioritized for further expansion and in vitro characterization.

We have filed patent applications covering this novel potent inhibitor class. The current lead compound DDP_43242 inhibitory effect on the LSD1 in in-vitro assay and in-vivo efficacy in two AML animal models.

These studies have facilitated the selection of DDP_43242 as the current lead compound. Additional absorption, distribution, metabolism and excretion, or ADME, and selectivity characterization is underway for drug candidate selection for clinical trials. We anticipate filing an investigation new drug application, or IND, in 2019. We believe that this breakthrough program may have significant benefits across all forms of leukemia. We are focusing on reversible small molecular inhibitors of LSD1 because these compounds are expected to exhibit less toxicity while retaining desirable efficacy.

RASP-301 (NPM1)

The NPM1 gene provides instructions for making a protein called nucleophosmin (NPM) which is found in a small region inside the nucleus of the cell called the nucleolus.  Nucleophosmin shuttles back and forth between the nucleus and the fluid surrounding it (the cytoplasm).  Nucleophosmin helps to transport other proteins from ribosomes (sites of protein synthesis) through the membrane surrounding the nucleus.  The NPM-1 gene is mutated in approximately 35% of new cases of AML. However, mutations in the NPM1 gene, result in dislocation of NPM1 protein in the cytoplasm. NPM1 mutation may be an early event in development of leukemia.  Given that NPM1 is thought to have a tumor-suppressor function, alterations in its localization in the cell (from the nucleus to the cytoplasm) may be crucial for the cell to change from normal to cancerous state. Our approach is to identify small molecule drugs that physically interfere with the aggregation of NPM1 which is important for normal function. RASP-301 is our innovative, first- in-class, oral, small molecule, potent inhibitor that disrupts NPM1-1 oligomerization (aggregation of individual subunits) and has the potential to treat refractory (resistant to treatment) AML with reduced toxicity at low dose levels The current lead candidate, TES-2169, exhibits cytotoxic (toxic to cancer cells) effects at nanomolar concentrations against AML cells in culture and was not cytotoxic to normal cells at the same concentrations.  In vivo usefulness of these compounds in AML murine (mouse) models has been evaluated confirming the druggability of the target and its potential to treat refractory AML.  This program is in preclinical development with lead candidate selection anticipated by the first quarter of 2019.

Strategy

Our strategy is to target master regulators of cancer through deep knowledge of highly conserved pathways that are common to leukemia sub-types. Employing a multi-pronged approach, our programs are focused on three druggable intervention points with a potential to improve safety and efficacy of current AML mono and/or combination therapies. For the RASP-101 program, We plan to seek approval from FDA for submission via the 505 (b)(2) regulatory pathway employing a single Phase 1 study and a bridging Phase 3 pivotal study.   For the RASP-201 program, the lead reversible LSD-1 candidate has been identified and manufacturing will be scaled for production of cGMP supplies for animal safety/toxicology studies, Phase 1, Phase 2 and Phase 3 clinical studies to support submission via the traditional 505(b)(1) regulatory pathway used for new chemical entities, or NCEs. We expect to use a similar pathway for the RASP-301 program, following identification of the lead drug candidate by early 2019.

●

Rapidly develop and seek approval for our lead drug candidate, RASP-101 taking advantage of shortened timelines associated with the 505(b)(2) regulatory pathway. Schedule meeting with FDA to discuss suitability for this pathway. The 505(b)(2) pathway is applicable to reformulation of an approved drug used for a different disease indication. RASP-101 is a nanoparticulate reformulation of Cosmegen ® (Ovation Pharamaceutical) used for treatment of Wilm’s tumor and other cancers. Development and approval via the 505(b)(2) pathway can result in shortened timelines (3-4 years from development to approval in some instances) compared to the traditional 505(b)(1) pathway used for regulatory approval of NCEs (10-15 years).

●	Determine feasibility of Orphan Drug Designation for RASP-101 and other pipeline products used for treating AML. Schedule meeting with FDA to discuss suitability for this pathway. Orphan Drug Designation provides special status for drug products used to treat rare disease (“orphan indications”) defined as affecting fewer than 200,000 people in US and less than 5 per 10,000 people in EU. Incentives for developing orphan drugs include periods of marketing exclusivity (7 years exclusivity in US, 10 years in EU), tax credits up to 50% of development costs, waived FDA fees and other clinical trial tax incentives.
●	Determine feasibility of Breakthrough Therapy and Accelerated Approval for RASP-101 and other pipeline products. Schedule meeting with FDA to discuss suitability for this pathway. Breakthrough therapy designation is available from the FDA to drugs or drug combinations used to treat serious or life-threatening disease conditions based on preliminary clinical evidence that the drug may offer substantial improvement over existing therapies. FDA may grant priority approval to breakthrough drug indications. FDA may also grant accelerated approval and priority review for drugs that fill an unmet medical need. An advantage to this designation is that clinical trials may use surrogate endpoints to predict clinical benefit, requiring less time than other objective endpoints such as overall survival, or OS.
●	Complete development of orally-available, small molecule, highly-selective, reversible inhibitor of LSD1 (RASP-201) and file IND by 2019. Manufacture of the lead RASP -201 candidate will be scaled to supply animal safety/toxicology studies and Phase 1, 2 and 3 clinical studies following the traditional 505(b)(1) pathway used for marketing approval of NCEs.
●	Selection of a lead candidate for first in class NPM1 inhibitor (RASP-301) by the first quarter of 2019.
●	Evaluate strategic opportunities to accelerate development timelines and maximize the commercial potential of the drug candidates. Such opportunities may include partnering to achieve business objectives and achieve maximum return on investment.

License Agreement

On November 10, 2016, Prof. Brunangelo Falini and Prof. Maria Paola Martelli and us entered into an exclusive license agreement pursuant to which we licensed certain patent rights owned by Prof. Falini and Prof. Martelli related to the use or reformulation of ACT D for the treatment of cancer.  The agreement provides for up to €500,000 of milestone payment to be paid upon achievement of clinical and regulatory milestones.  In addition, the agreement provides for a low single digit royalty to be paid on net sales.  The agreement may be terminated by us at any time upon 90 days prior written notice.  In addition, each party to the agreement may terminate the agreement at any time upon a material breach of the agreement by the other party; provided that the other party shall have a 90 day period to cure the material breach.

Research Agreement

On December 17, 2013 TES Pharma S.R.L. (“TES”) and our predecessor, Arna Therapeutics Limited, entered into a research agreement pursuant to which TES agreed to perform research related to the development of products and services associated with NPM1 and AML.  The initial term of the agreement was for two years and was extended by amendment on May 3, 2016 for an additional year.  On September 8, 2016, the agreement was assigned to our subsidiary, Rasna Research, Inc.  The agreement was further extended on March 24, 2017 until August 30, 2017.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical as well as for commercial manufacturing if our product candidates receive marketing approval.

Commercialization

We plan to retain our worldwide commercialization rights for some of our key product candidates while for other product candidates we might consider partnership opportunities to maximize returns.

While we currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company in commercializing products, we intend to build our own commercialization organization and capabilities over time. When appropriate, we will decide whether to build a specialty sales force to manage commercialization for these product candidates on our own or in combination with a larger pharmaceutical partner, to maximize patient coverage in the United States and to support global expansion especially as our programs have substantial opportunity for additional follow-up indications alone or in combinations.

As product candidates advance through our pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our United States, European Union and rest-of-world strategies

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

  submission to the FDA of an IND application which must become effective before human clinical trials may begin and must be updated annually;
  completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s GLP regulations. Preclinical testing generally includes evaluation of our products in the laboratory or in animals to characterize the product and determine safety and efficacy;
  approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
  performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the product candidate for each proposed   indication;
  submission to the FDA of a NDA after completion of all pivotal clinical trials;
  a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;
  satisfactory completion of an FDA advisory committee review, if applicable;
  satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
  satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
  payment of user fees and securing FDA approval of the NDA; and
  compliance with any post-approval requirements, including the potential requirement to implement a REMS and the potential requirement to conduct post-approval studies.

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of preclinical studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the new investigational drug to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board, or IRB, before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

1.

Phase 1. Phase 1 includes the initial introduction of an investigational new drug into humans. Phase 1 clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

2.

Phase 2. Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.

11

3.

Phase 3. Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug product, and to provide an adequate basis for product approval.

A pivotal study is any clinical study, which adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are Phase 3 studies but may also be Phase 2 studies if the trial design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all.  The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational drug product information is submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications.

The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.

In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the NDA submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee but it typically follows such recommendations.

The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient, or API, will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

After regulatory approval of a drug product is obtained, a company is required to comply with a number of post-approval requirements. As a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long-term stability of the drug product. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in, among other things,

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market.  Drugs or devices may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Also, from time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Marketing Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active pharmaceutical ingredient. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

The Hatch-Waxman Amendments: 505(b)(2) approval process

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings of safety and effectiveness for an approved product that acts as the Reference Listed Drug, or RLD. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the RLD. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a ‘‘section viii’’ statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Our current and anticipated product candidates will be based on already approved active pharmaceutical ingredients, or  APIs, rather than new chemical entities, and a formulation that has been through Phase 1 studies. Accordingly, we expect to be able to rely on information from previously conducted formulation studies involving our clinical development plans and our NDA submissions. For product candidates that involve novel fixed-dose combinations of existing drugs or for studies of an existing product or product candidate in a new indication, we believe we generally will be able to initiate Phase 2/3 studies without conducting any new non-clinical or Phase 1 studies, though the FDA may not agree with our conclusions and may require us to conduct additional clinical or preclinical studies prior to initiating Phase 3 or other pivotal clinical trials. In those instances where our product candidate is a pharmacokinetically enhanced version of an approved API, we will need to conduct certain non-clinical and Phase 1 studies to confirm the pharmacokinetic profile of the product candidate prior to conducting Phase 2/3 studies.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate to obtain or retain business or to otherwise influence a person working in an official capacity.

Federal and State Fraud and Abuse Laws

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug and biologic product candidates which obtain marketing approval. In addition to FDA restrictions on marketing of pharmaceutical products, pharmaceutical manufacturers are exposed, directly, or indirectly, through customers, to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which a pharmaceutical manufacturer can market, sell and distribute drug and biologic products. These laws include, but are not limited to:

The federal Anti-Kickback Statute which prohibits, any person or entity from, among other things, knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in-kind, to induce or reward either the referring of an individual for, or the purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid, or any other federally financed healthcare program. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other hand. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

The federal false claims and civil monetary penalty laws, including the Federal False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to the federal government, or knowingly making, using or causing to be made, a false statement or record material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, benefits, items or services.

HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.

State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers, and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations.  Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.

Healthcare Reform in the United States

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. Most recently, the Patient Protection and Affordable Care Act, or PPACA, was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•      an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•      implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

•      a licensure framework for follow-on biologic products;

•      a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•      establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•      an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•      a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

•      extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•      expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•      a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•      expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on a pharmaceutical manufacturer remains unclear. In particular, there is uncertainty surrounding the applicability of the biosimilars provisions under the PPACA. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars. A number of biosimilar applications have been approved over the past few years. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way pharmaceutical manufacturers conduct their business and may require changes to current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While no one cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm a pharmaceutical manufacturer’s ability to generate revenue. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on a pharmaceutical manufacturer’s ability to profitably price products, which, in turn, could adversely affect business, results of operations, financial condition and prospects. A pharmaceutical manufacturer might elect not to seek approval for or market products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue generated from product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. No one can be sure whether future changes to the regulatory environment will be favorable or unfavorable to business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

International Regulations

In addition to regulations in the United States, we are and will be subject to a variety of foreign regulations regarding development, approval, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the NDA in the United States is similar to that required in Europe, with the exception of, among other things, country-specific document requirements. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Centralized Procedure

The European Medicines Agency, or EMA, implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization issued by the European Commission following a favorable opinion by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure: the decentralized procedure and the mutual recognition procedure. Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country for medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following a national authorization, the applicant may seek further marketing authorizations from other EU countries under a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In the EU, medicinal products designated as orphan drug products benefit from financial incentives such as reductions in marketing authorization application fees or fee waivers and 10 years of marketing exclusivity following medicinal product approval. For a medicinal product to qualify as orphan drugs: (i) it must be intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating; (ii) the prevalence of the condition in the EU must not be more than five in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development; and (iii) no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances and biological materials. We may incur significant costs to comply with such laws and regulations now or in the future.

Reimbursement

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that can require the provision of supporting scientific, clinical and cost effectiveness data for the use of drug or biologic products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers operating costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. It is difficult to predict what third party payors will decide with respect to coverage and reimbursement for new drug and biologic product candidates. An inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products could have a material adverse effect on a pharmaceutical manufacturer’s operating results, ability to raise capital needed to commercialize products and overall financial condition.

Reimbursement may impact the demand for, and/or the price of, any product which obtains marketing approval. Even if coverage is obtained for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of the products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our products from coverage and limit payments for pharmaceuticals.

In addition, it is expected that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities will continue and place further pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products that gain regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Intellectual Property

Our success depends, in part, on our ability to obtain, maintain, and enforce patents and other proprietary protections of our commercially important technologies and product candidates, to operate without infringing the proprietary rights of others, and to maintain trade secrets or other proprietary know-how, both in the United States and other countries. Our ability to stop third parties from making, using, selling, offering to sell or importing our products will depend on the extent to which we have rights under valid and enforceable patents or trade secrets that protect these activities. We seek to protect proprietary technology, inventions, and improvements that are commercially important to our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties.

As of September 30, 2018, we currently have one pending US patent application relating to the composition of matter of the NPM1 inhibitors.  We also have an exclusive license to three pending US patent applications and one issued US patent relating to our LSD1 program.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether the product candidates we are developing will gain patent protection or, if patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented, invalidated, or found to be unenforceable. Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions or filing dates covered by pending patent applications. Moreover, we may have to participate in post-grant proceedings, interference proceedings, or third-party ex parte or inter partes reexamination proceedings before the U.S. Patent and Trademark Office, or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid and enforceable by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using specific compounds or technology. To the extent prudent, we intend to bring litigation against third parties that we believe are infringing one or more of our patents or other intellectual property rights.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent. Certain of our patents currently benefit from patent term adjustment and some of our patents issuing in the future may benefit from patent term adjustment.

The patent term of a patent that covers an FDA-approved product may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the product is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved product may be extended. Similar provisions are available in Europe and other non-U.S. jurisdictions to extend the term of a patent that covers an approved product. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent-term extensions on patents covering those products.

To protect our rights to any of our issued patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and there can be no assurance that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights. Such a decision could even result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents or pending patent applications.

We intend to seek orphan drug status whenever it is available. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the United States and 10 years in the European Union. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations will help us to protect the competitive advantage of our products.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting or collaborative relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be and are our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

A listing of approved products currently used for treatment of AML include the following: topoisomerase II inhibitors, e.g., Cerubidine® (daunorubicin HCL, Bedford Labs), Novantrone®  (mitoxantrone HCL, Pfizer) and Idamycin®  (idarubicin HCl, Pfizer); alkylating agents, e.g., Cytoxan®  (cyclophosphamide, Baxter); DNA polymerase inhibitors, e.g,. Cytarabine®  (cytarabine, Pfizer); DNA binding agents, e.g., Doxil®  (doxorubicin HCl liposome, Alza); purine analogs, e.g., Tabloid®  (thioguanine, GlaxoSmithKline); mitotic spindle inhibitors, e.g., Vincasar PFS®  (vincristine sulfate, Teva); DNA fragmentation agents, e.g,. Trisenox®  (arsenic trioxide, Cephalon); FLT3 inhibitors, e.g., Rydapt® (midostaurin, Novartis); IDH2 inhibitors, e.g., IDHIFA®  (enasidenib mesylate, Celgene).

A listing of AML drugs in advanced clinical development  by our competitors include the following: (irreversible) LSD-1 inhibitors, e.g. ORY-1001 (Oryzon); FLT3 inhibitors, e.g., quizartinib (Daiichi Sankyo), crenolanib (Arog Pharma) and gilteritinib (Astellas); topoisomerase inhibitors, e.g., Vosaroxin®  (qinprezo, Sunesis Pharma), CPX-351 (vyxeos, Celator Pharma); DNA hypomethylating agents, e.g., guadecditabine (ASTX Pharma); PLK1 inhibitors, e.g., volasertib (Boehringer Ingelheim); IDH2 inhibitors, e.g., enasidenib (Agios Pharma);  IDH1 inhibitors, e.g., ivosidenib (Agios Pharma); DOT1L ihibitors, e.g., pinometostat (Epizyme); BCL2 inhibitors, e.g., venetoclax (Roche); BET inhibitors, e.g., OTX-015 (OncoEthix) and HDAC inhibitors, e.g., pracinostat (MEI Pharma).

A large number of irreversible inhibitors of LSD1 have been developed by major pharmaceutical companies and research institutes.  Among them, ORY-1001 and GSK2879552, two TCP derivatives, developed by Oryzon Genomics and GSK, respectively, have been in Phase 1 clinical trials for treatment of AML  We have focused on development of reversible inhibitors instead of irreversible inhibitors with the expectation of better therapeutic effect,  safety profiles and lower toxicity compared to the irreversible inhibitors

The key competitive factors affecting the success of all our targets, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Shared Services Agreement

On January 1, 2017, Tiziana Life Sciences plc, a company incorporated in England and Wales (“Tiziana”), entered into a Shared Services Agreement with us pursuant to which Tiziana agreed to provide certain services to us including various administrative, financial, legal, tax, insurance, facility and information technology services.  The term of the agreement is until April 1, 2018 and is renewed automatically thereafter for successive three month terms with respect to any services still in effect unless either party elects not to renew the agreement or any specific service by notice in writing to the other party no later than 45 days prior to the end of any term.  We may terminate any of the services provided under the agreement at any time upon 30 days prior written notice.  Tiziana may terminate any of the services provided under the agreement if we shall have failed to perform any of our material obligations under the agreement and failed to cure any such failure within 30 days after receiving notice thereof.

Employees

As of September 30, 2018 and September 30, 2017, we had 5 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

We are a leukemia-focused biotechnology  company with limited operations to date.

We are a leukemia-focused biotechnology company with limited operations to date and no revenue. We have not yet commenced clinical trials, have no product candidates ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our product candidates. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. We may never be able to generate any revenues or royalties from the sales of our therapeutics or become profitable even if we do generate revenues or royalties.

We expect to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended September 30, 2018 and 2017, we reported a net loss of approximately $4,076,361 and $5,336,776, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $16,375,429 .

To become and remain profitable, we or our partners must succeed in developing our product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we or our partners may obtain regulatory approval. We or they may not succeed in these activities, and we may never generate revenue from product sales that is significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, manufacture and market our proposed products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

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

Our consolidated financial statements as of September 30, 2018 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While ACT D is used to treat multiple cancers, the formulation of ACT D that we intend to use has not been proven to be safe or efficacious.

ACT D is an established anticancer therapeutic that has been used to treat a number of types of cancer. However, the formulation of ACT D that we intend to use for the treatment of AML in our lead compound, RASP-101, has not yet to tested in clinical trials and has not been proven to be safe or efficacious. Our consultants have only tested ACT D in clinical trials and we intend to use a nanoparticle controlled release formulation of ACT D in our clinical trials.

 All of our current data for our lead product candidate are the result of Phase 2 clinical trials conducted by third parties and do not necessarily provide sufficient evidence that our product candidates will be viable as potential pharmaceutical products.

Through our proprietary access to relevant laboratory and clinical trial results of Phase 2 trials conducted by Professors Falini and Martelli, we possess toxicology, pharmacokinetic, and other preclinical data and clinical data on ACT D. Previous clinical trials using ACT D have had different trial designs, doses, parameters and endpoints than our planned clinical trial. There is no guarantee that Phase 2 results can or will be replicated by us with use of our formulation of RASP-101.

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for our product candidates. Favorable results in early studies or trials may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing, nor that they would satisfy the requirements of the FDA or other regulatory agencies. Clinical trials may fail to demonstrate that our product candidate is safe for humans and effective for indicated uses. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA or EMA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

If we cannot demonstrate an acceptable toxicity profile for our product candidates, if any, in non-clinical studies, we will not be able to initiate or continue clinical trials or obtain approval for our product candidates.

To move a product candidate into human clinical trials, we must first demonstrate an acceptable toxicity profile in preclinical testing. Furthermore, to obtain approval, we must also demonstrate safety in various non-clinical tests. We may not have conducted or may not conduct the types of non-clinical testing required by regulatory authorities, or future non-clinical tests may indicate that our product candidates are not safe for use. Preclinical and non-clinical testing is expensive, time-consuming and has an uncertain outcome. In addition, success in initial non-clinical testing does not ensure that later non-clinical testing will be successful. We may experience numerous unforeseen events during the non-clinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical and non-clinical testing may produce inconclusive or negative safety results, which may require us to conduct additional non-clinical testing or to abandon product candidates;

•	our product candidates may have unfavorable pharmacology or toxicity characteristics;

•	RASP-101 has not been tested in humans;

•	our product candidates may cause undesirable side effects such as negative immune responses that lead to complications;

•	our enrolled patients may have allergies that lead to complications after treatment; and

•	the FDA or other regulatory authorities may determine that additional safety testing is required.

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

We have limited experience in the development of therapeutic product candidates and therefore may encounter difficulties developing our product candidate or managing our operations in the future.

We have limited experience in the discovery, development and manufacturing of therapeutic compounds. In order to successfully develop our product candidate, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidates. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidates, we need to retain or attract certain personnel, consultants or advisors with experience in drug development activities that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly Kunwar Shailubhai, our Chief Executive Officer. The loss of services of Dr. Shailubhai or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidate.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. While we have not had difficulties recruiting qualified individuals, to date, we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. Although we have not experienced material difficulties in retaining key personnel in the past, we may not be able to continue to do so in the future on acceptable terms, if at all. If we lose any key managers or employees, or are unable to attract and retain qualified key personnel, directors, advisors or consultants, the development of our product candidate could be delayed or terminated and our business may be harmed.

We have limited capacity for recruiting and managing clinical trials, which could impair our timing to initiate or complete clinical trials of our product candidates and materially harm our business.

We have limited capacity to recruit and manage the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. By contrast, larger pharmaceutical and bio-pharmaceutical companies often have substantial staff with extensive experience in conducting clinical trials with multiple product candidates across multiple indications. In addition, they may have greater financial resources to compete for the same clinical investigators and patients that we are attempting to recruit for our clinical trials. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for our product candidates.

As a result, we may be at a competitive disadvantage that could delay the initiation, recruitment, timing, completion of our clinical trials and obtaining regulatory approvals, if at all, for our product candidate.

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

In both U.S. and foreign markets, sales of any products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. The future magnitude of our revenues and profitability may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. We cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on our business, financial condition and results of operations.In addition, in both the United States and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. The ability to obtain reimbursement of our products from these parties is a critical factor in the commercial success for any of our products. Failure to obtain appropriate reimbursement could result in reduced or no sales of our products.

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

Failure to attract and retain key personnel could impede our ability to develop our products and to obtain new collaborations or other sources of funding.

Because of the specialized scientific nature of our business, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We depend greatly on our Chief Executive Officer, Dr. Kunwar Shailubhai. We will also need to recruit a considerable number of additional personnel to achieve our operating goals and financial reporting obligations. To pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Industry

The biopharmaceutical industry is subject to significant regulation and oversight in the United States, in addition to approval of products for sale and marketing.  We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency, health information privacy and security laws and other healthcare laws and regulations.  If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop and any product candidates for which we obtain marketing approval. In addition to FDA restrictions on marketing of biopharmaceutical products, we are exposed, directly, or indirectly, through our customers, to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. The laws that may affect our ability to operate include, but are not limited to:

The federal  Anti-Kickback Statute which prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in-kind, to induce or reward either the referring of an individual for, or the  purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable, in whole or in part, under Medicare, Medicaid or any other federally financed healthcare program.  The term “remuneration” has been broadly interpreted to include anything of value.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other hand. Although there are many statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The federal false claims and civil monetary penalty laws, including the Federal False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to the federal government, or knowingly making, using or causing to be made, a false statement or record material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the U.S. government. Further, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of marketing of the product for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, benefits, items or services.

HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.

State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers, and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.  The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially considering the lack of applicable precedent and regulations.  Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to several investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly and time consuming. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings,  additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In the United States and foreign jurisdictions, there have been, and continue to be, many legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•

a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on our business remains unclear. There is uncertainty surrounding the applicability of the biosimilars provisions under the PPACA to our product candidates. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars. Many biosimilar applications have been approved over the past few years. It is not certain that we will receive 12 years of biologics marketing exclusivity for any of our products. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way we conduct our business and may require us to change current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to generate revenues. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on our ability to profitably price our products, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. We might elect not to seek approval for or market our products in foreign jurisdictions to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of additional information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations.  Compliance with these legal standards could impair our ability to compete in domestic and international markets.  We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidate.

We plan to submit our RASP-101 product candidate to the FDA for approval under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and on which the applicant has not obtained a right of reference. The 505(b)(2) application would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for the branded reference drug. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch- Waxman Act, such NDAs may be required to include certifications, known as paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

Under the Hatch-Waxman Act, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, 30-month stay of the FDA’s ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in the favor of the paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the branded reference drug, which could be time consuming and could substantially delay our achievement of regulatory approvals for such product candidates. The FDA may also reject our future 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which would require us to provide extensive data to establish safety and effectiveness of the drug for the proposed use and could cause delay and be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for certain of our product candidates, including RASP-101. The Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, we expect that our competitors will file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

We expect to rely heavily on orphan drug status to commercialize some of our product candidates, if approved, but we might not receive such designation and any orphan drug designations we receive may not confer marketing exclusivity or other expected commercial benefits.

We expect to rely heavily on orphan drug exclusivity for our product candidates. Designation of orphan drug status is within the discretion of the FDA and the FDA may determine that we do not meet the criteria for orphan drug status. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products, and it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation.

We may seek a breakthrough therapy designation for RASP-101 or one or more of our other product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for RASP-101 or one or more of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek priority review designation for RASP-101 or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

We have licensed, or will license, from third parties, technology necessary to research, develop and commercialize our product candidiates. In return for the use of their technology, we have paid or agreed, or will agree, to pay the licensor certain fees. We may need to license additional technology to in the future. If these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms, our business could be negatively impacted.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. For example, our manufacturing process involves many trade secret steps, processes, and conditions. Trade secrets and know-how can be difficult to protect. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research, clinical studies or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

There can be no assurance that these agreements are valid and enforceable, will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. We may fail in certain circumstances to obtain the necessary confidentiality agreements or assignment of invention agreements, or their scope or term may not be sufficiently broad to protect our interests or transfer adequate rights to us.

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

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Some of our employees and our licensors’ employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

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

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this prospectus, are:

•	sale of our common stock by our stockholders, executives, and directors;

•	volatility and limitations in trading volumes of our shares of common stock;

•	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	failures to meet external expectations or management guidance;

•	changes in our capital structure or dividend policy;

•	our cash position;

•	announcements and events surrounding financing efforts, including debt and equity securities;

•	our inability to enter into new markets or develop new products;

•	reputational issues;

•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

•	changes in general economic, political and market conditions in any of the regions in which we conduct our business;

•	changes in industry conditions or perceptions;

•	changes in valuations of similar companies or groups of companies;

•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

•	departures and additions of key personnel;

•	disputes and litigations related to contractual obligations;

•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; or

•	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our ability to use our net operating loss carry-forwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code.

Net operating loss carryforwards allow companies to use past year net operating losses to offset against future years’ profits, if any, to reduce future tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Even if another ownership change has not occurred and does not occur as a result of this offering, additional ownership changes may occur in the future as a result of additional equity offerings or events over which we will have little or no control, including purchases and sales of our equity by our five percent security holders, the emergence of new five percent security holders, redemptions of our securities or certain changes in the ownership of any of our five percent security holders.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2018, our executive officers, directors and principal security holders, together with their respective affiliates, owned approximately 50.3% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform did not  have a material impact to our projection of minimal cash taxes or to our net operating losses. Our net deferred tax assets and liabilities are revalued at the newly enacted U.S. corporate rate, and the impact has been recognized in our tax expense in the year of enactment. Further, any eligibility we may have or may someday have for tax credits associated with the qualified clinical testing expenses arising out of the development of orphan drugs was reduced to 25% as a result of the TCJA; thus, our net taxable income is affected. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This prospectus does not discuss any such tax legislation or the way it might affect purchasers of our common stock. We urge our stockholders, including purchasers of common stock in this offering, to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of September 30, 2018 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2018, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Future sales and issuances of our common stock or rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are an ‘‘emerging growth company’’ and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an ‘‘emerging growth company,’’ as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies’’ including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an ‘‘emerging growth company’’ can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an ‘‘emerging growth company’’ can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an ‘‘emerging growth company.’’ We will remain an ‘‘emerging growth company’’ until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of each of our product candidates. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Our articles of incorporation and bylaws and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our amended and restated articles of incorporation, our amended and restated bylaws and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Although we currently do not have shares of preferred stock outstanding, our board of directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, special voting rights, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

Provisions of our bylaws may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our bylaws, among other things:

  provide the board of directors with the ability to alter the bylaws without stockholder approval; and
  provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts, including those affiliated with our underwriters from this offering, establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage to continue going forward, if no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

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

In January 2017, we also leased approximately 451 square feet of lab and office space in Doylestown, Pennsylvania under a lease agreement that expired January 31, 2018. The lease was renewed under the same terms and expires on 31 January 2019. The lease has a renewable option. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common shares are currently quoted on the OTCQB under the trading symbol “RASP”. Our shares were previously quoted on the OTCQB Market from September 27, 2016 to April 21, 2017 and the OTCQX market from April 22, 2017 until October 5, 2018. Prior to September 27, 2016, our shares were quoted on the OTC Market under the trading symbol “ATVM”. Prior to September 27, 2016, there were no trades in our common stock. The following table sets forth the range of high and low per share sales prices of our common stock during the periods indicated, as reported on the OTC Markets.

	High	Low
Quarter ending September 30, 2018	$1.40	$0.40
Quarter ending June 30, 2018	$2.00	$0.00
Quarter ending March 31, 2018	$10.00	$1.85
Quarter ending December 31, 2017	$4.00	$1.50

	High	Low
Quarter ending September 30, 2017	$5.00	$4.00
Quarter ending June 30, 2017	$4.00	$0.85
Quarter ending March 31, 2017	$2.18	$1.55
Quarter ending December 31, 2016	$2.00	$1.10

Our transfer agent is Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Ardmore, PA 19003.

Holders of our Common Stock

As of September 30, 2018, there were 65 registered stockholders of our issued and outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of September 30, 2018.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Stockholders	4,819,875	$0.55	4,920,125
Equity Compensation Plans Not Approved by Stockholders	1,923,501	$0.43	—
Total	6,743,376		4,920,125

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected financial data for the year ended September 30, 2018 and September 30, 2017 and the previous fiscal year ended March 31, 2017. The table set forth below has been derived from our audited consolidated financial statements.

Consolidated balance sheets as of September 30, 2018 and 2017, as well as consolidated statements of operations for the years ended September 30, 2018 and March 31, 2017, and the report thereon are included elsewhere in this Annual Report on Form 10-K. The financial for the year ended September 30, 2017 are unaudited and have been compiled for comparative purposes in the table below. The Company changed its fiscal year end from March 31 to September 30,  and filed a Form 10-KT. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements, included below in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future (in thousands except share and per share data).

	For the year ended September 30,	For the year ended September 30,	For the year ended March 31,
	2018	2017	2017
		(Unaudited)
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—

Operating expenses:
General and administrative	2,529,685	2,652,192	1,009,240
Research and development	324,608	1,230,224	1,564,353
Consultancy fees third parties and related parties *	403,290	356,938	1,221,777
Legal and professional fees	812,730	1,122,009	739,158
Total operating expenses	4,070,313	5,361,363	4,534,528

Loss from operations	(4,070,313)	(5,361,363)	4,534,528

Other income/(expense):
Foreign currency transaction gain	(3,955)	54,587	100,796
Other income	(3,955)	54,587	100,796

Net loss	$(4,074,268)	$(5,306,776)	$(4,433,732)

Current Assets	347,495	2,695,699	4,199,874
Non - current assets	4,877,774	4,879,401	4,879,384
Total assets	5,225,269	7,575,100	9,079,258

Total liabilities and shareholders' equity	5,225,269	7,575,100	9,079,258

* Consultancy fees to related parties have been combined and included consultancy fees third parties in all periods presented.

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

Overview

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

continue enrollment in our ongoing clinical trials;
initiate new clinical trials;
seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;
seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;
establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;
make milestone or other payments under our agreements pursuant to which we have licensed or acquired rights to intellectual property and technology seek to maintain, protect, and expand our intellectual property portfolio;
seek to attract and retain skilled personnel;
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

Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of Rasna DE to a former officer and director of AWM in exchange for cancellation of an aggregate of 1,500,000 shares of Rasna DE’s common stock held by such person.

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

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics (“Rasna UK”) and the Company, Management noted that the equity investment in Rasna UK was not sufficient to fund its operations. Accordingly, the Company is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from the Company to fund its operations, and has power to direct its significant activities. As a result, the Company consolidates this variable interest entity.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2018, had an accumulated deficit of $16,375,429, a net loss for the year ended September 30, 2018 of $4,076,361 and net cash used in operating activities of $2,629,800. These conditions indicate that there is substantial doubt about the our ability to continue as a going concern within the next twelve months from the filing date of this annual report on Form 10-K.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of March 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may need to slow current development phases or halt new development phases in order to mitigate the effects of the costs of development.The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

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

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

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

From time to time, our balances in its bank accounts exceed Federal Deposit Insurance Corporation limits. We will periodically evaluate the risk of exceeding insured levels and might transfer funds if it deems appropriate. We have not experienced any losses with regards to balances in excess of insured limits or as a result of other concentrations of credit risk

Goodwill and Intangible assets

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

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of September 30, 2018 and 2017.

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

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available for tax reporting purposes, as well as other relevant factors. A valuation allowance may be established to reduce deferred tax assets to the amount that management believes is more likely than not to be realized. Due to inherent complexities arising from the nature of the business, future changes in income tax law and variances between actual and anticipated operating results, management makes certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. We record a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.We have incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2018 and 2017.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	September 30, 2018	September 30, 2017
Stock options	4,819,875	4,829,875
Warrants	1,926,501	1,926,501
Total shares issuable upon exercise or conversion	6,746,376	6,756,376

Warrants

In August 2017, in connection with the issuance of equity, we issued a ten year warrant to purchase 112,000 shares of common stock at an exercise price of $0.65 per share, as offering costs to the placement agents.

In September 2017, in connection with a consultancy services agreement, we issued ten year warrants to purchase 374,000 shares of common stock at an exercise price of $0.60 per share, in lieu of cash payments.

We determined that in accordance with ASC 815-40-25-7, all the warrants are to be classified as equity in stockholder’s equity.

Convertible Notes

In August 2018, we entered into a 12% Convertible Promissory Note. The Note has an original purchase amount of $135,000, bears interest at a rate of 12% per annum calculated on a 360-day year basis, and will mature on August 8, 2019, unless earlier paid, redeemed or converted in accordance with the terms of the Agreement.

Equity-Based Payments

ASC Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. We account for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

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

Accounting Changes

Effective October 1, 2017, the Company adopted the provisions of Accounting Standards Update ("ASU") No. 2016-09“Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard was intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The adoption of ASU 2016-09 did not have a material impact on our financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company adopted this ASU described above in its Consolidated Financial Statements beginning in October 1, 2018 and has determined that it has not had a material impact on our financial statements.

In July 2017, FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim as eperiods within fiscal years beginning after December 15, 2020. Early adoption is permitted.  The Company is currently evaluating the impact on our financial statements.

In August, 2016, the FASB issued ASU 2016-15, Statement if Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues. The Company adopted ASU 2016-15 effective October 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.

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

In May 2017, The FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic 718) : Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share based payment award as a modification Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change on the terms or conditions. The amendment should be applied on a prospective basis. The Company adopted ASU-2017-09 effective and it did not have a material impact on the Company's  consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the effect that this update will have on its financial statements and related disclosures.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the years ended September 30, 2018 and 2017

Revenues

There were no revenues for the year ended September 30, 2018 and 2017 because we do not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the year ended September 30, 2018 decreased to $4,070,313 from $5,391,363 for the year ended September 30, 2017, a decrease of $1,321,050. The decrease is primarily attributable to the pace of development of the LSD1, NPM1 and ACT D projects which decreased while the direction of the programs are being evaluated, along with a decrease in legal and professional fees and general administrative costs driven by our decreased activity.

Net Loss

Net loss for the year ended September 30, 2018 decreased to $4,076,361 from $5,336,776 for the year ended September 30, 2017, a decrease of $1,260,415. The decrease is primarily attributable to the pace of development of the LSD1, NPM1 and ACT D projects which decreased while the direction of the programs are being evaluated. along with a decrease in legal and professional fees and general administrative costs driven by our decreased activity.

Liquidity and Capital Resources

On August 25, 2017, we entered into a securities purchase agreement with an accredited investor, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which we sold the investor an aggregate of 861,538 shares of common stock common stock, par value $0.0001 per share for aggregate gross proceeds of $560,000.

On August 8, 2018, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note  to the Holder. The Holder provided us with $135,000 in cash, which we received in August 2018.

We have sufficient cash to carry out our activities until March 2019. We will be required to raise additional capital to continue the development and commercialization of current  product candidates and to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2018	September 30, 2017	Change
Current assets	$347,495	$2,695,699	$(2,348,204)
Current liabilities	$2,108,995	$1,528,839	$580,156
Working capital (deficiency)	$(1,761,500)	$1,166,860	$(2,928,360)

We had a cash balance of $42,693 and $2,537,611 as of September 30, 2018 and September 30, 2017, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended September 30,	For the six months ended September 30,
	2018	2017	Increase/(Decrease)
Net cash used in operating activities	$(2,629,800)	$(2,078,751)	$(551,049)
Net cash used in investing activities	$(4,073)	$(1,748)	$(2,325)
Net cash provided by financing activities	$135,000	$560,000	$(425,000)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2,629,800 for the year ended September 30, 2018 compared to $2,078,751 for the six months ended September 30, 2017. The change is principally attributable to net loss of $4,076,361 excluding non-cash items such as share based compensation of $621,931 and changes in operating assets and liabilities of $264,083 and for the year ended September 30, 2018 as compared to a net loss of $5,336,776, adjusted for non-cash share based compensation of $660,002 and changes in operating assets and liabilities of $15,486 for the year ended September 30, 2017.

For the year ended September 30, 2017 there were no cashflows as our operations were funded through an intercompany account with Rasna UK.

Net Cash Provided by Investing Activities

Net cash used in investing activities consists primarily of property and equipment purchases of $4,073 and $1,748 for the year ended September 30, 2018 and 2017, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of  proceeds from the issuance of a convertible note of $135,000 during the year ended September 30, 2018 compared to $560,000 of proceeds from the issuance of shares of common stock during  the year ended September 30, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of September 30, 2018 and 2017, and for the years ended September 30, 2018 and 2017 begins on page F-1 of this Annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended September 30, 2018, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s

Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2018 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2018 due to the existence of the following material weaknesses identified by management:

Lack of Accounting Resources

The Company had a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures which resulted in corrected and uncorrected misstatements.

Control Environment

The Company did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our control environment was ineffective because:

•	We did not implement a Whistleblower hotline in time for it to be effective;
•

We developed an Insider Trading policy, which is within our code of ethics policy, but it should be a separate and more robust policy to include a definition of “insiders” versus “employees”, “black-out periods”, and how to contact the Compliance Officer if there are questions or concerns prior to executing a trade.  In addition, it should be communicated and acknowledged by all employees, officers, and directors;

•	We did not timely develop and communicate an employee handbook for employees to consult in the event an issue arises; and
•	We did not complete formal performance evaluations for employees responsible for governance and internal controls.

Remediation efforts to address the material weakness relating to the Control Environment

Management intends to remediate this item in the following manner:

i.	Develop and implement the policies as listed herein. These policies will be approved by the Audit Committee and posted on the Company’s website.
ii.	Perform a recertification, at least annually, of all employees that they have read and understand the Company’s Code of Ethics.
iii.	Develop and maintain an Employee Handbook, even if electronically, for employees to reference.
iv.	Perform evaluations of all employees who impact Internal Controls over Financial Reporting.

Accordingly, management has determined that this control deficiency constitutes a material weakness. Management will begin implementing the Remediation Plan described herein and intends to continue working on it through the year ended September 30, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of September 30, 2018 and hold the positions set forth opposite their respective names.

Name	Age	Position
Kunwar Shailubhai	61	Chief Executive Officer, Director

John Brancaccio	70	Director

Alessandro Padova	50	Chairman

John Alex Martin	51	Director

Tiziano Lazzaretti	59	Chief Financial Officer

Kunwar Shailubhai

Chief Executive Officer, Director

Dr Shailubhai has been a director of our company since August 2016, and CEO since April 2017. Dr. Shailubhai is a Co-Founder of Synergy Pharmaceuticals Inc. and served as Chief Scientific Officer from July 2008 until May 2017. From March 2004 until July 2008 he served as Senior Vice President, Drug Discovery, of Synergy which at that time was a subsidiary of Callisto Pharmaceuticals, Inc. (“Synergy DE”). From May 2003 until March 2004, Dr. Shailubhai served as Executive Vice President, Research and Development of Synergy DE. From 2001 to April 2003, Dr. Shailubhai held the position of Vice President, Drug Discovery at Synergy DE. Between 1993 and 2000, he was with Monsanto Company, serving as Group Leader of the cancer chemoprevention group. Dr. Shailubhai previously served as a Senior Staff Fellow at the National Institutes of Health, and as an Assistant Professor at the University of Maryland. Dr. Shailubhai received his Ph.D. in microbiology in 1984 from the University of Baroda, India, and his M.B.A. in 2001 from the University of Missouri, St. Louis. We believe that Dr Shailubhai's scientific background and clinical experience make him well qualified to serve as a director on our board.

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

Alessandro Padova

Chairman

Dr Padova has 25 years of R&D in pharma & biotech companies and public private initiatives, including appointments at Parke Davis Neuroscience (Cambridge, UK), Peptide Therapeutics (Cambridge, UK), Medivir UK (Cambridge, UK) and Astex Technology (Cambridge, UK).

Dr Padova has been appointed a director of our company in August 2016. Since October 2015, Dr. Padova has served as Chief Executive Officer of Fondazione Ri.MED, a US-Italy public-private research foundation based in Sicily, that promotes, supports and leads translational medicine programs in oncology, aging and organ insufficiency diseases. From June 2013 to September 2015, Dr. Padova covered senior roles at IRBM Group in Rome, Italy, including Senior Director, Strategy and Business Development and Director of Strategic Alliances. Dr. Padova held various positions with Siena Biotech S.p.A., a drug discovery and development company, most recently as General Manager. During his career, he contributed to the progression of several programs from discovery to the clinic. Dr. Padova graduated from University of Kent with a degree in Chemistry and received his Ph.D. in Chemistry from University of Exeter. Dr Padova served as President of Scientific Advisory Board and member of Board of Director for Exosomics Siena and Externautics. At present Dr Padova also serves as a Board member of Tes Pharma. We believe that Dr Padova's business experience in the medial industry makes him well qualified to serve as a director on our board.

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

Board Independence

We currently have four directors serving on our board of directors. Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350. Independent directors would not include anyone who, within the past three years, be employed by our Company or any parent or subsidiary of our company or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our Board of Directors has determined that a majority of our directors do meet the independence requirements.

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

The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee and John Alex Martin. Under the applicable rules and regulations of NASDAQ, each member of a company’s audit committee must be considered independent in accordance with NASDAQ Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that  Messrs. Brancaccio and Martin are “independent” as that term is defined under applicable NASDAQ and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee.

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

The Compensation Committee currently consists of John Bracaccio, Chairman of the Compensation Committee and John Alex Martin. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5602(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Rasna Therapeutics Inc, 420 Lexington Ave, Suite 2525, New York, NY 10170.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the total compensation paid to our executive officers for the year ended September 30, 2018 for services to our company.

Executive Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Kunwar Shailubhai	300,000	—	300,000
Tiziano Lazzaretti	80,000	—	80,000

(1) Represents the fair value of incentive stock options granted during the year ended September 30, 2018 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

Grants of Plan-Based Awards During Fiscal Year

The following table shows for the year ended September 30, 2018, certain information regarding grants of plan-based awards to our executive officers:

		All Other Option Awards: Number of Shares of Stock or Units (#) (#)	Exercise or Base Price Per Share of Option Awards($) (($/sh)($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Name Officer	Grant Date
Kunwar Shailubhai	4/14/17	1,700,000	0.85	985,081

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2018. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of September 30, 2018.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Kunwar Shailubhai	33,333	66,667	0.40	9/1/2026
Kunwar Shailubhai	425,000	1,275,000	0.85	4/14/2027
Tiziano Lazaretti	33,333	33,334	0.40	9/1/2026
Tiziano Lazaretti	66,667	133,333	0.40	11/28/2026

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the year ended September 30, 2018 for services to our company.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Riccardo Dalla-Favara (2)	22,917	—	22,917
James Mervis (3)	22,917	—	22,917
John Brancaccio	25,000	—	25,000
Alessandro Padova	25,000	—	25,000
John Alex Martin	25,000	—	25,000

(1) Represents the fair value of incentive stock options granted during the year ended September 30, 2018 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

(2) Dr Dalla-Favara resigned as director on September 11, 2018.

(3) Mr Mervis resigned as director on September 12, 2018.

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

Tiziano Lazzaretti

In October 2016, we entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of $50,000 per year. This was increased to $80,000 a year in April 2017 by our compensation committee.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Executive Officers and Directors :
Tiziano Lazzaretti	200,000	(2)	*
Kunwar Shailubhai	494,434	(3)	*
Riccardo Dalla-Favara	—	(2)	*
James Mervis	—	(2)	*
John Alex Martin	66,666	(2)	*
John Brancaccio	66,666	(2)	*
Alessandro Padova	83,334	(2)	*
All executive officers and directors as a group (5 persons)	711,100	(4)	1.0
5% or Greater Stockholders:
Panetta Partners Ltd.(5)	9,016,307	(6)	13.0
TES Pharma Srl (7)	5,684,250	(8)	8.4
Eurema Consulting Srl (9)	5,684,250	(8)	8.4
MS Investment Holding, Inc. (10)	7,773,167		11.4
Howard I. Freedberg Revocable Trust (11)	6,758,188		9.9

*less than 1%

(1)	Based on 68,908,003 shares of our common stock issued and outstanding as of September 30, 2018.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)	Includes 491,666 shares of common stock issuable upon exercise of stock options.
(4)	Includes 708,332 shares of common stock issuable upon exercise of vested stock options.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since October 1, 2016, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Eurema Consulting

Eurema Consulting S.r.l. is a principal stockholder of the Company. During the twelve months ended September 30, 2018 , six months ended September 31, 2017, and twelve months ended March 31, 2017, Eurema Consulting S.r.l. supplied us with consulting services amounting to $0, $0 and $50,000 respectively. As of September 30, 2018, and September 30, 2017, Eurema Consulting S.r.l was owed $200,000 and $200,000, respectively, by us.

Gabriele Cerrone

Gabriele Cerrone is affiliated with one of our principal stockholders and was a director of Arna Therapeutics Ltd. During the twelve months ended September 30, 2018 six months ended September 31, 2017, and twelve months ended March 31, 2017 Mr. Cerrone charged us $0, $0 and $50,000 respectively, in respect of consultancy fees plus an additional amount of approximately $9,000 of out of pocket expenses for the year ended September 30, 2018, and $500 for the six months ended September 30, 2017 and $720 for the year ended March 31, 2017. As of September 30, 2018, and September 30, 2017, the balance due to Mr. Cerrone was $175,000 and $175,000, respectively.

Roberto Pellicciari

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of our principal stockholders. During the twelve months ended September 30, 2018, six months ended September 31, 2017, and twelve months ended March 31, 2017, Roberto Pellicciari charged us $0, $0 and $50,000 respectively, in respect of consultancy fees. As of September 30, 2018, and September 30, 2017, the balance due to Roberto Pellicciari was $175,000 and $175,000, respectively.

Riccardo Dalla Favera

Riccardo Dalla Favera was a Director of Arna Therpeutics Limited and resigned as Director of Rasna Therapeutics Inc in September 2018. During the years ending September 30, 2018, six months ended September 31, 2017, and twelve months ended March 31, 2017,  Riccardo Dalla Favera charged the Company $22,917, $12,500 and $25,000, respectively, in respect of directors fees. As of September 30, 2018 and September 30, 2017 the balance due to Riccardo Dalla Fevera was $41,667 and $0, respectively.

James Mervis

James Mervis was a Director of Arna Therpeutics Limited and resigned as Director of Rasna Therapeutics Inc in September 2018. During the years ending September 30, 2018, six months ended September 31, 2017, and twelve months ended March 31, 2017,  James Mervis charged the Company $22,917, $0 and $0, respectively, in respect of directors fees. As of September 30, 2018 and September 30, 2017 the balance due to James Mervis was $29,167 and $0, respectively.

Tiziana Life Sciences Plc ("Tiziana")

As of September 30, 2018, and September 30, 2017, the balance owed by Tiziana Life Sciences plc was $237,866 and $0 respectively. Kunwar Shailubhai, and Riccardo Dalla Favera, directors of our Company, are also directors of Tiziana. In addition, Tiziano Lazzaretti, our CFO, is also CFO of Tiziana. We are party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 14 for more details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by Marcum LLP, the Company’s current independent registered public accounting firm, BDO LLP and Grant Thornton, the Company’s previous independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Year ended September 30,
	2018	2017
Audit fees(1)	$256,092	$79,645
Audit - related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$256,092	$79,645

_______________

(1)

Audit fees consist of fees for professional services performed by Marcum LLP, BDO LLP and Grant Thornton for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

(2)	During the fiscal year ended September 30, 2018, our independent registered public accounting firm did not render any audit-related services.

(3)	During the fiscal year ended September 30, 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for professional services performed in connection with consultations, due diligence procedures and related matters.

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
101

Financial statements from the annual report on Form 10-K of Rasna Therapeutics, Inc. for the year ended September 30, 2018, filed on December 21, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2018	RASNA THERAPEUTICS, INC.

	By:	/s/ Kunwar Shailubhai
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

Signature	Title(s)	Date

/s/ Kunwar Shailubhai
Kunwar Shailubhai	Director, Chief Executive Officer	December 21, 2018
(Principal Executive Officer)
/s/ Tiziano Lazzaretti
Tiziano Lazzaretti	Chief Financial Officer	December 21, 2018
(Principal Accounting and Financial Officer)
/s/ John Brancaccio
John Brancaccio	Director	December 21, 2018

/s/ Alessandro Padova
Alessandro Padova	Director	December 21, 2018

/s/ Alex Martin
John Alex Martin	Director	December 21, 2018

RASNA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rasna Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rasna Therapeutics, Inc. (the “Company”) as of  September 30, 2018 and 2017,  and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended September 30, 2018 the six months ended September 30, 2017, and the year ended March 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the year ended September 30, 2018, the six months ended September 30, 2017, and the year ended March 31, 2017 in conformity with accounting principles general accepted in the Unites States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in  Note 2 to the financial statements,  the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and  sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's   plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our procedures included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include, examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation of the financial statements.  We believe our audits provide a reasonable basis for our opinion.

/s/Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY

December 21, 2018

RASNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$42,693	$2,537,611
Prepayments and other receivables	66,936	129,157
Related party receivable	237,866	28,931
Total current assets	347,495	2,695,699

Property and equipment, net	5,420	7,047
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,877,774	4,879,401

Total assets	$5,225,269	7,575,100

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,421,655	$978,839
Related party payables	550,000	550,000
Convertible note payable	137,340	—

Total current liabilities	2,108,995	1,528,839

Deferred income taxes	10,618	8,525

Total liabilities	2,119,613	1,537,364

Commitments and contingencies	—	—

Shareholders' equity
Common stock, $0.001 par value, respectively; 200,000,000 shares authorized; of which 68,609,003 are issued and outstanding at September 30, 2018 and September 30, 2017	68,909	68,909
Additional paid-in capital	19,412,176	18,267,895
Accumulated deficit	(16,375,429)	(12,299,068)
Total shareholders' equity	3,105,656	6,037,736
Total liabilities and shareholders' equity	$5,225,269	$7,575,100

 The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,	Six months ended September 30,	Year ended March 31,
	2018	2017	2017
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—

Operating expenses:
General and administrative	2,529,685	982,259	1,009,240
Research and development	324,608	532,965	1,564,353
Consultancy fees third parties and related parties *	403,290	965,384	1,221,777
Legal and professional fees	812,730	543,007	739,158
Total operating expenses	4,070,313	3,023,615	4,534,528

Loss from operations	(4,070,313)	(3,023,615)	(4,534,528)

Other (expense)/income:
Foreign currency transaction (loss)/gain	(3,955)	(9,148)	100,796
Other (expense)/ income	(3,955)	(9,148)	100,796

Loss from operations before income taxes	(4,074,268)	(3,032,763)	(4,433,732)

Income tax provision	2,093	8,525	—

Net loss	$(4,076,361)	$(3,041,288)	$(4,433,732)

Basic and diluted loss per share attributable to common shareholders	$(0.06)	$(0.04)	$(0.07)

Basic and diluted weighted average common shares outstanding	68,908,003	68,215,948	60,816,068

* Consultancy fees to related parties have been combined and included with consultancy fees third parties in all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEAR ENDED SEPTEMBER 30, 2018, SIX MONTHS ENDED SEPTEMBER 30, 2017 AND FOR THE YEARS ENDED MARCH 31, 2017

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2016	35,650,289	$356,503	$5,746,477	$(4,824,048)	$1,278,932

Shares cancelled pursuant to reverse merger transaction	(35,650,289)	(356,503)	356,503	—	—
Shares issued pursuant to reverse merger transaction	54,837,790	548,378	7,126,622	—	7,675,000
.33 share exchange	(36,741,319)	(367,413)	—	—	(367,413)
Recapitalization	3,305,000	(159,563)	528,477	—	368,914
Cancellation of shares	(1,500,000)	(1,500)	—	—	(1,500)
3.25 for 1 Stock Split	44,778,327	44,778	(44,778)	—	—
Common stock issued in connection with offering	3,366,667	3,367	2,004,133	—	2,007,500
Share based compensation	—	—	1,023,555	—	1,023,555
Obligation for warrants to be issued	—	—	(484,009)	—	(484,009)
Increase in fair value of warrants to date of issuance	—	—	(2,430,875)	—	(2,430,875)
Warrant obligation reclassified to additional paid-in capital upon warrant issuance	—	—	2,914,884	—	2,914,884
Net loss	—	—	—	(4,433,732)	(4,433,732)

Balance at March 31, 2017	68,046,465	$68,047	$16,740,989	$(9,257,780)	$7,551,256

Share based compensation	—	—	660,002	—	660,002
Net loss	—	—	—	(3,041,288)	(3,041,288)
Common stock issued in connection with offering	861,538	862	559,138	—	560,000
Warrants issued for consulting services	—	—	307,766	—	307,766
Balance at September 30, 2017	68,908,003	$68,909	$18,267,895	$(12,299,068)	$6,037,736

Share based compensation	—	—	621,931	—	621,931
Net loss	—	—	—	(4,076,361)	(4,076,361)
Warrants issued for consulting services	—	—	522,350	—	522,350
Balance at September 30, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,	For the Six Months Ended September 30,	Year Ended March 31,
	2018	2017	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,076,361)	$(3,041,288)	$(4,433,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation (options)	621,931	660,002	1,023,555
Warrants issued for consultancy services	522,350	307,765	—
Depreciation	4,833	1,731	3,463
Deferred tax expense	2,093	8,525	—
Change in fair value of convertible notes	2,340	—	—
Write off related party receivable	28,931	—	—
Changes in operating assets and liabilities:
Other receivables and prepayments	62,221	(53,904)	(65,843)
Related party receivable	(237,866)	46,987	(85,412)
Accounts and other payables	439,728	66,431	519,111
Related party payables	—	(75,000)	75,000
Net cash used in operating activities	(2,629,800)	(2,078,751)	(2,963,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,073)	(1,748)	(10,493)
Cash and cash equivalents acquired in reverse merger/business combination	—	—	5,116,609
Net cash (used in) / provided by investing activities	(4,073)	(1,748)	5,106,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock	—	560,000	2,007,500
Proceeds from issuance of convertible note	135,000	—	—
Net cash provided by financing activities	135,000	560,000	2,007,500

Effect of foreign exchange rate	3,955	9,148	(100,796)

Net (decrease)/increase in cash and cash equivalents	(2,494,918)	(1,511,351)	4,048,962

Cash and cash equivalent, beginning of period	2,537,611	4,048,962	—

Cash and cash equivalent, end of period	$42,693	$2,537,611	$4,048,962

Non-cash investing and financing activities:
Common stock issued for acquisition	$—	$—	$7,675,000
Shares cancelled pursuant to reverse merger transaction	$—	$—	$(356,503)
Shares issued pursuant to reverse merger transaction	$—	$—	$548,378
.33 share exchange	$—	$—	$(367,413)
Recapitalization	$—	$—	$(159,563)
Cancellation of shares	$—	$—	$(1,500)
Shares issued in 3.25 for 1 stock split	$—	$—	$44,778
Related party receivable balance canceled in acquisition	$—	$—	$607,159

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities since inception, and as at September 30, 2018, had an accumulated deficit of $16,375,429, a net loss for the for the year ended September 30, 2018 of $4,076,361 and net cash used in operating activities of $2,629,800. Due to our recurring and expected continuing losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within the next twelve months from the filing date of this report. The Company will require significant additional cash resources to launch new development phases of existing products  in its pipeline.  In  the event that the Company is unable  to secure  the necessary  additional cash resources  needed,  the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development .The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) including all pronouncements of the U.S. Securities and Exchange Commission applicable to annual financial statements.

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

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Rasna DE, and Rasna DE's subsidiary,  Arna Therapeutics Limited.  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Change in Fiscal Year

The Company changed its fiscal year end from March 31 to September 30 within its Form 10-KT filing of September 30, 2017 on November 30, 2017.

Business Combinations

The Company accounts for business combinations under the provisions of ASC Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The amounts reflected within the Note 3 - Acquisitions are the results of the final valuation report of the purchase price allocation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the carrying amount of intangible assets, to the fair values of stock based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the consolidated financial position and results of operations.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018 and 2017, the Company's cash equivalents totaled $42,693 and $2,537,611.

Property and Equipment

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed in a straight line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 3 years for property and equipment. Expenditures for repairs and maintenance are charged to operations as incurred. The Company periodically evaluates whether current events or circumstances indicate that the carrying life of the depreciable assets may not be recoverable.

Goodwill and Intangible assets

Intangible assets are made up of indefinite lived intangible assets, in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). The balance of the indefinite lived intangible assets represents the platform technology that was acquired in 2013, (see note 3 -Acquisitions), which, at the time, was determined to have alternative future uses. IPR&D assets represent the fair value assigned to acquired technologies in a business combination, (see note 3 -Acquisitions), which at the time of the business combination had not reached technological feasibility and had no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, had not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the year ended, the six months ended September 30, 2017 and the year ended March, 31 2017.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Convertible Notes

In August 2018, the Company entered into a 12% Convertible Promissory Note. The Convertible Promissory Note (the “Note”) has an original purchase amount of $135,000, bears interest at a rate of 12% per annum calculated on a 360-day year basis, and will mature on August 8, 2019, unless earlier paid, redeemed or converted in accordance with the terms of the Convertible Promissory Note.

Research and development

Expenditures for research and development are charged to the statements of operations in the year in which they are, incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditure is capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, the Company has not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

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

On December 22, 2017, The Tax Cuts and Jobs Act was signed into law and has resulted in significant change to the U.S corporate income tax system.  These changes include a federal statutory rate reduction from 34% to 21%, a transition tax which applies to the repatriate of foreign earnings and profits, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation.

Changes in tax rates and tax laws are accounted for in the period of enactment.

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2018, the six months ended September, 30 2017 and the year ended March 31, 2017.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,		March 31,
	2018	2017	2017
Stock options	4,819,875	4,829,875	3,162,375
Warrants	1,926,501	1,926,501	1,440,501
Total shares issuable upon exercise or conversion	6,746,376	6,756,376	4,602,876

The following is the computation of net loss per share for the following periods:

	For the Year Ended September 30,	For the six months ended September 30,	For the Year Ended March 31,
	2018	2017	2017
Net loss for the period	$(4,076,361)	$(3,041,288)	$(4,433,732)
Weighted average number of shares	68,908,003	68,215,948	60,816,068
Net loss per share (basic and diluted)	$(0.06)	$(0.04)	$(0.07)

Warrants

In April 2016, the Company committed to issue warrants as compensation to the placement agents relating to fundraising. On February 28, 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share.

The Company had determined that the service inception date preceded the grant date, and accordingly, recorded a liability to issue warrants in the Company as of the date that the equity was issued, with an offset charge to additional paid-in capital as these are offering costs. The liability to issue warrants was marked to market each period until the grant date, at which point the Company determined that in accordance with ASC 815-40-25-7, the warrants should be classified in shareholder’s equity. See Note 7 for additional information.

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

Accounting Changes

Effective October 1, 2017, the Company adopted the provisions of Accounting Standards Update ("ASU") No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard was intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The adoption of ASU 2016-09 did not have a material impact on our financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company adopted this ASU described above in its Consolidated Financial Statements beginning in October 1, 2018 and has determined that it has not had a material impact on our financial statements.

In July 2017, FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.  The Company is currently evaluating the impact on our financial statements.

In August, 2016, the FASB issued ASU 2016-15, Statement if Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues. The Company adopted ASU 2016-15 effective October 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.

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

In May 2017, The FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic 718) : Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share based payment award as a modification Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change on the terms or conditions. The amendment should be applied on a prospective basis. The Company adopted ASU-2017-09 effective and it did not have a material impact on the Company's  consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the effect that this update will have on its financial statements and related disclosures.

3.    ACQUISITIONS

The following transactions were accounted for using the purchase accounting method which requires, among other things, that the assets acquired and liabilities assumed are recognized at their acquisition date fair value.

On May 5, 2016, Rasna UK sold its intellectual property to Falconridge, a subsidiary of Rasna, for a note payable in the amount of $236,269. Rasna UK is considered a VIE and consolidated in these financial statements, however, it is not an entity under common control as Rasna controlled both Falconridge and Rasna UK at the time of the transaction, this transaction eliminates on consolidation.

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

	Year Ended September 30 (unaudited)	Six months to September 30 (unaudited)	Year Ended March 31, (unaudited)
	2018	2017	2017
Total revenues, net	$—	$—	$—
Net loss	—	(2,389,210)	(4,693,223)
Basic and diluted net loss per share	$—	$(0.04)	$(0.08)

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

The Company  performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded for the periods presented.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the periods presented.

The following table summarizes the Company’s intangible assets as of the following periods:

	For the Year Ended September 30,
	2018	2017	Estimated Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual property	236,269	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
Total Intangible Assets	$2,149,369	$2,149,369

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of office equipment which are recorded at cost with an estimated useful life of 3 years, depreciated on a straight line basis.

	September 30,
	2018	2017	Estimated Useful Life (years)
Office equipment	$15,447	$12,241	3
Less: accumulated depreciation	10,027	5,194
Property and equipment, net	$5,420	$7,047

Depreciation expense was $4,833 and $3,463 for the year ended September 30, 2018 and March 31, 2017 respectively and $1,731 for the six months ended September 30, 2017.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	September 30,
	2018	2017
Accounts payable	$719,830	$658,921
Accrued expenses	701,825	319,918
	$1,421,655	$978,839

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $701,825 at September 30, 2018 is approximately $72,000 of accrued legal, accounting and professional fees, $193,000 of research and development fees, $22,000 for payroll related expenses,  $165,000 for Directors fees, $155,000 for Consultancy and legal fees, $68,000 for credit card expenses and $55,000 for patent related expenses. Included within the accrued expenses balance at September 30, 2017 was $128,000 of accrued legal, accounting and professional fees, $60,000 for payroll related expenses and $50,000 for Director fees.

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

Expected volatility —Based on the historical volatility of seven different comparable Companies’ stock.

Expected term —The Company has used the life of the warrant.

The following table summarizes warrant activity for the six months ended September 30, 2017 and year ended September 2018:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at March 31, 2017	1,440,501	0.37	8.5	5,229,019

Granted	486,000	0.61	9.92	1,646,800

Forfeited	—	—	—	—

Outstanding balance at September 30, 2017	1,926,501	0.43	8.86	$6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2018	1,926,501	—	—	$6,875,819

Warrants exercisable at September 30, 2018	1,926,501	—	—	$6,875,819

The performance related warrants issued on August 31, 2017 are fully vested and do not have any forfeiture conditions attached.

During the year ended September 30, 2018 and March 31, 2017, no costs recognized for consultancy related warrants. During the six months ended September 30, 2017, $307,765 of costs were recognized for consultancy related warrants.  These costs are included within the Consultancy fees third parties expense category in the statement of operations.

8. CONVERTIBLE NOTE

On August 8, 2018, the Company entered into a 12% Convertible Promissory Note (the “Agreement”) with High Octane Bioresearch Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note  to the Holder. The Holder provided the Company with $135,000 in cash, which was received by the Company during the period ended September 30, 2018. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 12%, with principal and accrued interest on the Note due and payable on August 9, 2019 (unless converted under terms and provisions as set forth within the Agreement). The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Agreement, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Agreement requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

Interest expense associated with the Note was $2,340 for the three and twelve months ended September 30, 2018.

9.    ISSUANCE OF COMMON STOCK

On August 25, 2017, the Company issued 861,538 shares of common stock at $0.65 per share for proceeds of $560,000 in connection with a securities purchase agreement with accredited investors, as defined in Regulation D promulgated under Securities Act of 1933 ("the Securities Act").

On December 20, 2016, the Company issued an aggregate of 3,366,667 shares of common stock, at $0.60 per share for aggregate net proceeds of $2,007,500, in connection with a securities purchase agreement with certain accredited investors, as defined in Regulation D promulgated under  the Securities Act.

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

As discussed in Note 3 - Acquisitions, on May 17, 2016, persuant to the Merger Agreement, the Company completed a reverse merger whereby 35,650,289 shares of Arna were canceled and converted to a right to receive 35,650,289 shares of the Company’s stock. In effect, as a result of the share exchange, an additional 19,187,500 shares were ultimately issued to previous Rasna non-affiliate shareholders at a price of $0.40 per share of common stock totaling 54,837,790. Management used the price of $0.40 per share of common stock based on the value of shares used by Rasna in its equity raise that occurred in April 2016, where such shares were issued in contemplation of the merger transaction occurring in May 2016.

In addition, as discussed in Note 1, persuant to the Rasna Merger Agreement, the Company effectively completed a 1 for 3 share exchange prior to the Merger, and then issued 3,305,000 common shares to legacy Active With Me shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy Active With Me shareholder that effectively spun off the remaining assets of Active With Me in connection with the transaction. Finally, subsequent to the transaction, the Company executed a 3.25 for 1 stock split on its common shares. Common stock amounts and additional paid-in capital have been adjusted for the effect of the share splits executed in connection with the Merger transaction at the time of the Merger, as the stock splits occurred in conjunction with the Merger transaction.

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

The fair value of stock option grants is calculated on the date of the grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the year ended September 30, 2018, 0 options were granted by the Company and 10,000 options were forfeited. During the six months ended September 30, 2017, 1,792,500 options were granted by the Company and 125,000 options were forfeited. During the year ended March 31, 2017, 1,500,000 stock options were granted and no options were forfeited.

The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the year ended September 30, 2018, six months ended September 30, 2017 and year ended March 31, 2017

	Directors and Employees - Vesting period					Non - Employees - Vestion Period
	Immediate	1 Year	2 Years	3 Years	4 Years	Immediate	1 Year	2 Years	3 Years
Stock Price	$1.495-$1.55	$1.495-$4.00	$1.495-$4.00	$1.495-$4.00	$0.85-$4.00	$0.48	$0.480-$1.85	$0.480-$1.85	$0.480-$1.85
Expected life (years)	5	5.5	5.75	6	6.25	3.97	3.97	3.97	4.10
Expected volatility	85-89%	81-89%	81-89%	81-89%	81%	85-89%	85-89%	85-89%	85-89%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%	—%	—%
Risk-free interest rate	0.91%	0.91% - 1.57%	0.91% - 1.57%	0.91% - 1.57%	0.91% - 1.57%	104.80%	104.80%	104.80%	104.10%

The input assumptions used are as follows:

Discount rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of seven different entities which are comparable to the Company's stock.

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

Forfeitures —ASC Topic 718 Compensation - Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated zero forfeiture.

The following table summarizes stock option activity for the year ended September 30, 2018, six months ended September 30, 2017 and year ended March 31, 2017.

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at March 31, 2016	1,662,375	0.20	7.32	—

Granted	1,500,000	0.40	—	—

Forfeited	—	—	—	—

Outstanding balance at March 31, 2017	3,162,375	0.29	8.09	5,975,874

Granted	1,792,500	1.01	—	—

Forfeited	—	—	—	—

Forfeited and Expired	125,000	0.40	—	—

Outstanding balance at September 30, 2017	4,829,875	0.56	8.22	$16,639,397

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	10,000	4.00	—	—

Outstanding balance at September 30, 2018	4,819,875	0.55	7.27	$589,837

Options exercisable at September 30, 2018	3,082,995	0.37	6.62	$557,836

The weighted-average grant-date fair value of options granted to employees during the year ended September 30, 2018, six months ended September 30, 2017 and years ended March 31, 2017 was $0, $0.69 and $1.33 per share respectively.

There were no options exercised during the year ended September 30, 2018, six months ended September 30, 2017 or year ended March 31, 2017. As of September 30, 2018, there was $604,542 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.18 years. As of September 30, 2017, there was  $1,576,653 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.6 years. As of March 31, 2017, there was $1,076,368 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 2.5 years .

The charges related to share based compensation to directors, officers and employees are included within the Consultancy fees related parties expense category in the statement of operations. For the six months ended September 30, 2017, the charges were $660,002. For the years ended September 30, 2018 and March 31, 2017, the charges were $621,931 and $1,023,555 respectively.

11    INCOME TAXES

The components of loss before income taxes consisted of the following:

	Year Ended September 30,	Six months Ended September 30,	Year Ended March 31,
	2018	2017	2017
US	$(4,063,896)	$(3,096,200)	$(2,913,073)
Foreign	(10,372)	63,437	(1,520,659)
Total	$(4,074,268)	$(3,032,763)	$(4,433,732)

As of September 30, 2018, the Company is expected to have net operating loss carryforwards of approximately $6.9 million for federal tax purposes, which will expire in 2037. As of March 31, 2017 the Company had a net operating loss ("NOL") carryforwards of approximately $2.0 million. The utilization of these NOL's may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code section 382. The Company has determined that ownership changes may have occurred for Internal Revenue Code section 382 purposes and therefore, the ability of the Company to utilize its NOLs may be limited.

Income tax expenses attributable to income for continuing operations consists of:

	Year ended September 30,	Six months Ended September 30,	Year ended March 31,
	2018	2017	2017
Federal:
Current	—	—	—
Deferred	$ (75,319)	$ (723,182)	$ (791,171)

Foreign:
Current	—	—	—
Deferred	—	—	421,925

State and local:
Current	—	—	—
Deferred	(345,541)	(236,072)	(258,265)

Change in valuation allowance	422,953	967,779	627,511

Income tax provision/(benefit)	$ 2,093	$ 8,525	$ —

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

	September 30,
	2018	2017
Deferred tax assets:
Accrued Compensation	$ 53,854	$ 42,149
Stock Compensation	365,607	323,691
Net operating losses	2,019,018	1,645,543
Fixed assets	—	504
Total gross deferred tax asset	2,438,479	2,011,887

Less: valuation allowance	(2,438,300)	(2,011,887)

Net deferred tax asset	179	—

Deferred tax liabilities:
Intangible assets	(10,619)	(8,525)
Fixed assets	(178)	—
Total Deferred tax liabilities	(10,797)	(8,525)

Net Deferred Income Tax Asset/(Liability)	$ (10,618)	$ (8,525)

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $2.4 million against the deferred tax asset that is not expected to be realized.

The Tax Cuts and Jobs Act (The 2017 Tax Act) was enacted on December 22, 2017. The 2017 Act reduces the U.S. federal corporate tax rate from 34% to 21%. Accordingly, the Company has modified the value of the deferred tax assets and liabilities including the net operating loss carryover at September 30, 2018. Prior enactment of the new tax reform, the Company had total net deferred tax assets of $3.4m before Valuation Allowance at September 30, 2018. Taking the 2017 Tax Act into consideration, the Company's total net deferred tax assets were $2.4m before Valuation Allowance at September 30, 2018.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties and interest during the year ended September 30, 2018, the six month ended September 30, 2017 and for the year ended March 31, 2017.

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

	Year ended September 30,	Six months ended September 30,	Year ended March 31,
	2018	2017	2017
Federal statutory rate	25.08%	34%	34%
Permanent items	(4.41)%	(6.52)%	(3.68)%
Foreign rate differential	(0.06)%	0.71%	(4.11)%
2017 Stock based compensation true up	—%	(1.7)%	(15.82)%
State taxes	6.41%	5.14%	3.69%
Increase in valuation allowance	(10.37)%	(31.91)%	(14.2)%
Impact of the change to Federal Statutory Tax	(16.70)%	—%	—%
Other	—%	—%	0.12%

Effective income tax rate	(0.05)%	(0.28)%	0%

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of September 30, 2018, open years related to the federal jurisdiction are fiscal years ending 2017, 2016 and 2015.

In the years ended March 31, 2017 and 2016, the Company, known at the time as Arna Therapeutics Limited, was registered in British Virgin Islands, with a standard rate of tax of 0%, and as such has no tax liability in this jurisdiction.  Additionally, there are no material uncertain tax positions in any of the jurisdictions that the Company operates.

The Company has no open tax audits for the returns that were filed, with any tax authority as of September 30, 2018. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

12. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions as of September 30, 2018 and at September 30, 2017.

Rasna Therapeutics Ltd

As of March 31, 2016, the Company was owed $607,159 from Rasna Therapeutics Ltd (UK), a Company of which Gabriele Cerrone, James Mervis and Riccardo Dalla Favera were also common directors with Arna. The $607,159 was forgiven as part of the consideration transferred in the business combination noted in Note 3 - Acquisitions. See Note 2 for Principles of Consolidation.

Eurema Consulting

Eurema Consulting S.r.l. is a significant stockholder of the Company. During the twelve months ended September 30, 2018 , six months ended September 30, 2017, and twelve months ended March 31, 2017, Eurema Consulting S.r.l. supplied us with consulting services amounting to $0, $0 and $50,000 respectively. As of September 30, 2018, and September 30, 2017, Eurema Consulting S.r.l was owed $200,000  by us.

Gabriele Cerrone

Gabriele Cerrone is affiliated with one of our principal stockholders and was a director of Arna Therapeutics Ltd. During the twelve months ended September 30, 2018 six months ended September 30, 2017, and twelve months ended March 31, 2017 Mr. Cerrone charged us $0, $0 and $50,000 respectively, in respect of consultancy fees plus an additional amount of approximately $9,000 of out of pocket expenses for the year ended September 30, 2018, and $500 for the six months ended September 30, 2017 and $720 for the year ended March 31, 2017. As of September 30, 2018, and September 30, 2017, the balance due to Mr. Cerrone was $175,000.

Roberto Pellicciari

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of our principal stockholders. During the twelve months ended September 30, 2018, six months ended September 30, 2017, and twelve months ended March 31, 2017, Roberto Pellicciari charged us $0, $0 and $50,000 respectively, in respect of consultancy fees. As of September 30, 2018, and September 30, 2017, the balance due to Roberto Pellicciari was $175,000.

Riccardo Dalla Favera

Riccardo Dalla Favera was a Director of Arna Therpeutics Limited and resigned as Director of Rasna Therapeutics Inc in September 30, 2018. During the years ending September 30, 2018, six months ended September 30, 2017, and twelve months ended March 31, 2017,  Riccardo Dalla Favera charged the Company $22,917, $12,500 and $25,000, respectively, in respect of directors fees. As of September 30, 2018 and September 30, 2017 the balance due to Riccardo Dalla Fevera was $41,667 and $0, respectively, which has been recorded in accrued expenses.

James Mervis

James Mervis was a Director of Arna Therpeutics Limited and resigned as Director of Rasna Therapeutics Inc in September 30, 2018. During the years ending September 30, 2018, six months ended September 30, 2017, and twelve months ended March 31, 2017,  James Mervis charged the Company $22,917, $0 and $0, respectively, in respect of directors fees. As of September 30, 2018 and September 30, 2017 the balance due to James Mervis was $29,167 and $0, respectively, which has been recorded in accrued expenses.

Tiziana Life Sciences Plc ("Tiziana")

As of September 30, 2018, and September 30, 2017, the balance owed by Tiziana Life Sciences plc was $237,866 and $0 respectively. Kunwar Shailubhai, a director of our Company, is also a director of Tiziana. In addition, Tiziano Lazzaretti, our CFO, is also CFO of Tiziana. We are party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 13 for more details.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. At September 30, 2018 and September 30, 2017 there was no balance owed to or from Panetta Partners Limited.

Alessandro Padova

Alessandro Padova is the chairman of Rasna Therapeutics Inc and aslo serves on the Board of Directors of TES Pharma, one of the Comapny's suppliers. At September 30, 2018 and September 30, 2017, TES Pharma were owed $75,000 and $0 respectively.

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

As of September 30, 2018 and March 31, 2017, the Company had incurred approximately $0 and $341,000, respectively, of research and development expenses related to these agreements.

In February 2017, the Company entered into a research agreement with Ascendia Pharmaceutical to conduct feasibility studies for a formulation for Actinomycin D. Under the agreement, the Company is committed to pay $200,000 for services provided over a period of 4 months to June 2017. During the year ended September 30, 2018, and the year ended March 31, 2017, the Company had incurred approximately $0 and $66,806 respectively, of research and development expenses related to this agreement.

In February 2017, the Company entered into a research agreement with Particle Sciences Inc to carry out formulation development for Actinomycin D. Under the agreement, the Company is committed to pay $105,800 for services provided over a period of 3 months to May 2017. During the year ended September 30, 2018, the Company had incurred approximately $0 of research and development expenses related to this agreement.

On June 7, 2017, the Company entered into a further agreement with Ascendia under which the Company is committed to pay $60,000 for services provided over a period from July 2017 to September 2017. During the year ended September 30, 2018, the Company had incurred approximately $0 of research and development expenses related to this agreement.

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

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared administrative services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At September 30, 2018, $252,746 is due by Tiziana Life Sciences plc.

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

14. SUBSEQUENT EVENTS

On October 19, 2018 the Company issued a 12% convertible promissory note (the “Note”) in the principal amount of $100,000. The Note has a maturity date of October 19, 2019 and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.

The Note contains an anti-dilution provision which adjusts the conversion price in the event of an issuance by the Company of common stock below the then effective conversion price.

In connection with the promissory note, the Company has also agreed to issue to the introductory agent a number of shares equal to 10% of the number of shares of common stock issued to noteholder upon such conversion.

