Form 10-Q
period 2018-12-31
Rasna Therapeutics Inc.
filed 2019-02-14
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of February 14, 2019.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,557	$42,693
Prepayments and other receivables	67,198	66,936
Related party receivable	132,532	237,866
Total current assets	287,287	347,495

Property and equipment, net	4,146	5,420
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,876,500	4,877,774

Total assets	$5,163,787	$5,225,269

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,535,580	$1,421,655
Related parties payable	550,000	550,000
Convertible note payable	235,000	137,340
Total current liabilities	2,320,580	2,108,995

Taxes payable	10,618	10,618

Total liabilities	2,331,198	2,119,613

Commitments and Contingencies (Note 9)

Shareholders' equity
Common stock, $0.001 par value, respectively; 200,000,000 shares authorized, of which 68,908,003 are issued and outstanding.	68,909	68,909
Additional paid-in capital	19,540,412	19,412,176
Accumulated deficit	(16,776,732)	(16,375,429)
Total shareholders' equity	2,832,589	3,105,656
Total liabilities and shareholders' equity	$5,163,787	$5,225,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2018	2017
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	184,565	873,801
Research and development	75,000	176,932
Consultancy fees third parties and related parties	29,218	772,395
Legal and professional fees	110,545	176,647
Total operating expenses	399,328	1,999,775

Loss from operations	(399,328)	(1,999,775)

Other expense:
Foreign currency transaction loss	(1,975)	(3,676)
Total other expense	(1,975)	(3,676)

Loss from operations before income taxes	(401,303)	(2,003,451)

Income tax provision	—	—

Net loss	$(401,303)	$(2,003,451)

Basic and diluted net loss per share attributable to common shareholders	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended December 31, 2017
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2017	68,908,003	$68,909	$18,267,895	$(12,299,068)	$6,037,736

Share based compensation	—	—	224,982	—	224,982
Warrants issued for consulting services	—	—	779,422	—	779,422
Net loss	—	—	—	(2,003,451)	(2,003,451)

Balance at December 31, 2017	68,908,003	$68,909	$19,272,299	$(14,302,519)	$5,038,689

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

Share based compensation	—	—	128,236	—	128,236
Net loss	—	—	—	(401,303)	(401,303)

Balance at December 31, 2018	68,908,003	$68,909	$19,540,412	$(16,776,732)	$2,832,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(401,303)	$(2,003,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	128,236	224,982
Warrants issued for consulting services	—	779,422
Depreciation	1,274	1,010
Other non-cash items	(2,340)	—
Changes in operating assets and liabilities:
Prepayments and other receivables	(262)	(35,319)
Related party receivable	105,334	—
Accounts payable and accrued expenses	112,812	(221,883)
Net cash used in operating activities	(56,249)	(1,255,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock	—	—
Proceeds from issuance of convertible note payable	100,000	—
Net cash provided by financing activities	100,000	—

Effect of foreign exchange rate	1,113	3,676

Net increase/(decrease) in cash and cash equivalents	44,864	(1,251,563)

Cash and cash equivalents, beginning of period	42,693	2,537,611

Cash and cash equivalents, end of period	$87,557	$1,286,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Merger has been treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE is treated as the accounting acquirer as its shareholders control the Company after the Merger and  AWM was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Rasna DE as if Rasna DE had always been the reporting company. Since AWM had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

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

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the "SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2018, contained in the Company's annual report on Form 10-K filed with the SEC on December 24, 2018.

Principles of Consolidation

In accordance with Accounting Standards Codification ("ASC")  810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and for which the Company has the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics Limited (“Rasna UK”) and Rasna Inc., Management noted that equity investment in Rasna UK was not sufficient to fund its operations. Accordingly, Rasna Inc. was considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna Inc. to fund its operations, and for which the Company has the power to direct its significant activities. As a result, Rasna Inc. consolidates this variable interest entity, which has minimal activity and is in the process of being liquidated.

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna Therapeutics Ltd, as well as the operations of Rasna Inc. for the period from May 17, 2016 through December 31, 2018. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Business Combinations

Management accounts for business combinations under the provisions of ASC Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The amounts reflected within  Note 3 - Acquisitions are the results of the final valuation report of the purchase price allocation.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at December 31, 2018, had an accumulated deficit of $16,776,732, a net loss for the three months ended December 31, 2018 of $401,303 and net cash used in operating activities of $56,249.

We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months. The Company believes it has sufficient funds to continue operating until the end of  May 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline.

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

Cash and Cash Equivalents

The Company considers all short-term investment with an original maturity of  three months or less to be cash equivalents. As at December 31, 2018 and  September 30, 2018, the Company's cash equivalents totaled $87,557 and $42,693 respectively.

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

Goodwill and Intangible assets

Intangible assets are made up of indefinite lived intangible assets, in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). The balance of the indefinite lived intangible assets represents the platform technology that was acquired in 2013 (see Note 3 - Acquisitions), which, at the time, was determined to have alternative future uses. IPR&D assets represent the fair value assigned to acquired technologies in a business combination, which at the time of the business combination have not reached technological feasibility and have no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, have not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews indefinite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the three months ended December 31, 2018 and 2017.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Research and development

Expenditure for research and development are charged to the statements of operations in the year in which it is incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditure is capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, the Company has not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	December 31, 2018	December 31, 2017
Stock options	4,076,675	4,829,875
Warrants	1,926,501	1,926,501
Total shares issuable upon exercise or conversion	6,003,176	6,756,376

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss for the period	$(401,303)	$(2,003,451)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.03)

Warrants

In April 2016, the Company committed to issue warrants as compensation to the placement agents relating to fundraising. On February 28, 2017, the Company issued a ten year warrant to purchase 1,440,501 shares of common stock at an exercise price of $0.37 per share.

The Company had determined that the service inception date preceded the grant date, and accordingly, recorded a liability to issue warrants in the Company as of the date that the equity was issued, with an offset charge to additional paid-in capital as these are offering costs. The liability to issue warrants was marked to market each period until the grant date, at which point the Company determined that in accordance with ASC 815-40-25-7, the warrants should be classified in shareholders' equity. See Note 7 - Warrants for additional information.

In July 2017, the Company committed to issue warrants as compensation to the placement agents relating to fundraising. On August 31, 2017, the Company issued a ten year warrant to purchase 112,000 shares of common stock at an exercise price of $0.65 per share.

On August 31, 2017, the Company entered into consulting agreements with placement agents who were providing consulting services in the areas of capital market advisory and investor relations. In lieu of fees for these consulting services, on September 1, 2017, the Company issued ten year warrants to purchase 374,000 shares of common stock at an exercise price of $0.60 per share. The Company determined that the service inception date did not precede the grant date, and accordingly classifies the warrants in shareholders' equity, in accordance with ASC 815-40-25-7. See Note 7  - Warrants for additional information.

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

Changes in tax rates and tax laws are accounted for in the period of enactment. During the three month period ended December 31, 2018, the tax impact of the  2017 Tax Cuts and Jobs Act was immaterial to the financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-01 on October 1, 2018 and it did not have any effect on our consolidated financial statements.

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

In July 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In August, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues. The Company adopted ASU 2016-15 effective October 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.

In May 2017, The FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic 718) : Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share based payment award as a modification Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change on the terms or conditions. The amendment should be applied on a prospective basis. The Company adopted ASU-2017-09 effective October 1, 20108 and it did not have a material impact on the Company's  consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 apply to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Active With Me’s operations were disposed of prior to the consummation of the transaction.  Rasna Successor is treated as the accounting acquirer as its shareholders control the Company after the Exchange Agreement, even though Active With Me, Inc. was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Rasna Successor as if Rasna Successor had always been the reporting company.  Since Active With Me, Inc. had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of Rasna Successor to a former officer and director of Active With Me, Inc. in exchange for cancellation of an aggregate of 1,500,000 shares of Rasna Successor’s common stock held by such person.

In connection with the share exchange, each share of Rasna, Inc. was exchanged for the right to receive .33 shares in Active With Me, Inc. Once issued, the new shares were combined with the 3,305,000 common shares held by legacy Active With Me, Inc. shareholders. Immediately following the Merger, 1,500,000 shares were canceled, which related to one legacy Active With Me shareholder that effectively spun off the remaining assets of Active With Me in connection with the transaction. Finally, subsequent to the transaction, the legal acquirer executed a 3.25 for 1 stock split on its common shares. Following the closing of the Merger and Rasna Successor’s cancellation of 1,500,000 shares in the Split-Off, there were 19,901,471 shares of Rasna Successor issued and outstanding, which once effected for the 3.25 for 1 reverse stock split, resulted in 64,679,798 shares outstanding in the combined entity.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	December 31,	September 30,
	2018	2018
Goodwill	$2,722,985	$2,722,985

The Company performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded as of December 31, 2018 and September 30, 2018.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the three months ended December 31, 2018 and the period ended September 30, 2018.

The following table summarizes the Company’s intangible assets as of the following periods:

	December 31,	September 30,
	2018	2018	Estimated
	(Unaudited)		Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual Property	236,269	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
	$2,149,369	$2,149,369

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	December 31, 2018
	(Unaudited)	September 30, 2018
Accounts payable	$800,808	$719,830
Accrued expenses	734,772	701,825
	$1,535,580	$1,421,655

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $734,772 at December 31, 2018 is approximately $268,000 relating to vendors for research and development expenses, $183,000 relating to an accrual for directors fees, approximately $52,000 relating payroll accruals, approximately $85,000 related to legal expenses, approximately $60,000 of accrued consultancy fees, approximately $26,000 related of travel expenses incurred on the Company credit card, and approximately $61,000 of  other accrued costs.

Included within the accrued expenses balance of $701,825 at September 30, 2018 is  $72,000 of accrued legal, accounting and professional fees, $193,000 of research and development fees, $22,000 for payroll related expenses,  $165,000 for Directors fees, $155,000 for Consultancy and legal fees, $39,000 for credit card expenses and $55,000 for patent related expenses.

6.    STOCK-BASED COMPENSATION

2016 EQUITY INCENTIVE PLAN

On July 19, 2016, the Company adopted its 2016 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan was established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 9,750,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan.

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.  No options were granted during the three months ended December 31, 2018 and 2017.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

The following table summarizes stock option activity for the three months ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2018	4,819,875	0.55	7.27	$589,837

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(743,200)	(0.30)	—	—

Outstanding balance at December 31, 2018	4,076,675	0.59	7.12	$595,959

Options exercisable at December 31, 2018	2,473,130	0.40	6.41	$558,625

As of December 31, 2018, there was approximately $737,405 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.0 years.

For the three months ended December 31, 2018, $119,017 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $9,218 related to non-employees respectively, has been included within the consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

For the three months ended December 31, 2017, $257,207 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional ($32,225) related to non-employees respectively, has been included within the consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.
16

7.    WARRANTS

On April 10, 2016, the Company incurred the obligation to issue warrants to placement agents relating to fundraising. The Company accounted for the obligation based on an estimate of the fair value of warrants issued using the Black-Scholes options pricing model and the Company recorded $484,009 as a liability and a reduction to proceeds of the equity offering (additional paid-in-capital). The Company assessed the fair value for each reporting period of the liability and recorded changes to additional paid-in capital. At February 28, 2017, the date the warrants were issued, the obligation was reversed to additional paid-in capital and no outstanding liability existed. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued as placement agent warrants are classified as equity in additional paid-in capital.

On July 3, 2017, the Company entered into a finder's agreement with a placement agent whereby they incurred an obligation to issue warrants once a private placement has successfully been entered into. On August 31, 2017, the performance condition had been satisfied and the Company issued the related warrants. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued as placement agent warrants are classified as equity in additional paid-in capital.

On September 1, 2017, the Company issued warrants to placement agents in lieu of fees for consultancy services to be provided over a period of 6 months. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued in lieu of consultancy fees are classified as equity in additional paid in-capital. The Company accounted for the obligation based on an estimate of the fair value of warrants issued using the Black-Scholes option pricing model. The Company accounted for the obligation based on an estimate of the fair value of warrants issued using the Black-Scholes option pricing model.

The following table summarizes warrant activity for the three months ended December 31, 2018:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2018	1,926,501	—	—	6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at December 31, 2018	1,926,501	—	—	$6,875,819

Warrants exercisable at December 31, 2018	1,926,501	—	—	$6,875,819

The performance related warrants issued on August 31, 2017 are fully vested and do not have any forfeiture conditions attached.

During the three months ended December 31, 2018, no costs were recognized for consultancy related warrants. During the three months ended December 31, 2017, $779,422 of costs were recognized for consultancy related warrants. These costs are included within the Consultancy fees third parties and related parties expense category in the condensed consolidated financial statements. As of February 28, 2018, the consultancy warrants were fully vested.

8.    CONVERTIBLE NOTE

On August 8, 2018, the Company entered into a 12% Convertible Promissory Note with High Octane Bioresearch Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $135,000 in cash, which was received by the Company during the period ended September 30, 2018. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 12%, with principal and accrued interest on the Note due and payable on August 9, 2019 (unless converted under terms and provisions as set forth within the Agreement). The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Agreement, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On October 19, 2018, the Company entered into a second 12% Convertible Promissory Note with the Holder with a maturity date of October 19, 2019. The Holder provided the Company with $100,000 in cash, which was received by the Company during the three months ended December 31, 2018, under the same terms as the first Note.

At December 31, 2018, there were approximately 362,000 shares reserved for the conversion of the Notes.

9.    RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the three months ended December 31, 2018 and 2017.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three months ended December 31, 2018 and December 31, 2017, Eurema Consulting did not supply the Company with consulting services. As of December 31, 2018, and September 30, 2018, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is affiliated with one of our principal shareholders and was a director of Arna Therapeutics Ltd. During the three months ended December 31, 2018 and December 31, 2017, Gabriele Cerrone did not supply the Company with consulting services. As of December 31, 2018, and September 30, 2018, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

Roberto Pellicciari

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of our principal shareholders. During the three months ended December 31, 2018 and December 31, 2017, Roberto Pellicciari did not supply the Company with consulting services. As of December 31, 2018, and September 30, 2018, the balance due to Roberto Pellicciari was $175,000 for past consultancy services.

Tiziana Life Sciences Plc ("Tiziana")

As at December 31, 2018 and September 30, 2018, the balance owed by Tiziana Life Sciences plc was $132,532 and $252,746 respectively. Kunwar Shailubhai, CEO and a director of our Company, is also a director of Tiziana. In addition, Tiziano Lazzaretti, our CFO, is also CFO of Tiziana. We are party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 10 for more details.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. At December 31, 2018 and September 30, 2018,  there was no balance owed to or from Panetta Partners Limited.

Alessandro Padova

Alessandro Padova is the chairman of Rasna Therapeutics Inc. and also serves on the Board of Directors of TES Pharma, one of the Company's suppliers. At December 31, 2018 and September 30, 2018, TES Pharma were owed $0 and $75,000 respectively.

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

The specific timing of the remaining milestones cannot be predicted and depends upon research and clinical developments. None of the milestones have been reached as at the date of these unaudited financial statements.

Lease Agreements

In February 2018, the Company renewed its lease agreement with the same terms, with Bucks County Biotechnology Centre Inc. in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2018 to January 31, 2019 of $13,480, plus and utility expense estimate of $237 per month. During the three months ended December 31, 2018, the Company incurred approximately $4,080 of rental expenses related to this agreement.

Employment and Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of  $50,000 per year. This was increased to $80,000  a year in April 2017 by the Company's compensation committee. During the three months ended December 31, 2018 the Company had incurred approximately $20,000 of consultancy expenses related to this agreement. At December 31, 2018 an additional $6,666 has been prepaid for fees relating to January 2019.

On May 24, 2017, the Company entered into an executive employment agreement with Kunwar Shailubhai to serve as Chief Executive Officer and Chief Scientific Officer for a remuneration of $300,000  per annum. Also included within the agreement is a performance related bonus of  35%  of base salary. Based on Board discretion, it is not probable that this bonus will be paid out for the period October 1, 2017 to December 31, 2018, therefore no bonus has been accrued as of December 31, 2018. During the three months ended December 31, 2018, the Company had incurred approximately $7,500 of salary expenses related to this appointment, reflecting 5% of time spent in relation to this employment agreement. The remaining 95% was recharged to Tiziana Life Sciences PLC under the shared services agreement detailed below.

In June 2017, the board of directors awarded Dr Shailubhai 1,700,000 options to vest over a 4 year period, with an exercise price of $0.85 and a fair value at grant date of $985,081. During three months ended December 31, 2018 and 2017 the Company had incurred $67,742  and $128,293 respectively of expenses related to these options.

The Company has entered a number of employment agreements commencing in January 2017. These agreements relate to clinical and non-clinical employees, and are reviewable on an annual basis.

In January 2019, the decision was taken to terminate all employments contracts in Rasna Therapeutics Inc. effective January 16, 2019. This was to reflect the fact  that employees were spending an increasing amount of time working on Tiziana Life Sciences PLC. Moving forward, any time spent on Rasna activities will be charged by Tiziana Life Sciences PLC under the shared services agreement.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At December 31, 2018 $132,529 is due from Tiziana Life Sciences PLC. During the three months ended December 31, 2018, the Company paid on behalf of Tiziana Life Sciences PLC  $139,564 of payroll expenses. We were charged $30,149  of rental expenses related to this agreement, for the three months ended December 31, 2018. During the three months ended December 31, 2017, the Company had incurred approximately $44,000 of payroll $29,000 of rental expenses respectively, related to this agreement.

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

11.    SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2018 through February 14, 2019, the date these condensed consolidated financial statements were issued, for matters that required disclosure or adjustment in these condensed consolidated financial statements.

In January 2019, the decision was taken to terminate all employments contracts in Rasna Therapeutics Inc. effective from January 16, 2019. This was to reflect the fact  that employees were spending an increasing amount of time working on Tiziana Life Sciences PLC. Moving forward, any time spend on Rasna activities will be charged by Tiziana Life Sciences PLC under the shared services agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Transitional Report on Form 10-K filed on December, 24 2018 under the heading “Risk Factors,” which are incorporated herein by reference.

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

The Merger has been treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE is treated as the accounting acquirer as its shareholders control us after the Merger Agreement, even though AWM was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Rasna DE as if Rasna DE had always been the reporting company. Since AWM had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by us as a result of the Merger Agreement.

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

On September 20, 2016, we filed a Certificate of Change in Nevada, which effected a 3.25 for 1 forward stock split of our common stock for shareholders of record as of August 16, 2016 and increased the authorized number of shares of common stock to 200,000,000 shares.

We only have one segment of activity, which is that of a biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia and lymphoma.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at December 31, 2018, had an accumulated deficit of $16,776,732, a net loss for the three months ended December 31, 2018 of $401,303 and net cash used in operating activities of $56,249.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of May 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	184,565	873,801
Research and development	75,000	176,932
Consultancy fees third parties and related parties	29,218	772,395
Legal and professional fees	110,545	176,647
Total operating expenses	399,328	1,999,775

Loss from operations	(399,328)	(1,999,775)

Other income/(expense):
Foreign currency transaction gain	(1,975)	(3,676)
Other income	(1,975)	(3,676)

Net loss	$(401,303)	$(2,003,451)

Revenues

There were no revenues for the three months ended December 31, 2018 and 2017 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended December 31, 2018 decreased to $399,328 from $1,999,775 for the three months ended December 31, 2017, a decrease of $1,600,447. The decrease is primarily attributable to a reduction payroll and travel expenses reflecting a decrease activity in the Company (approximately $690,000), a reduction in R&D related activities in the quarter (approximately $102,000), a reduction in professional fees relating to patent costs ($65,000) as the patents were maintained rather than filed, as they were in 2017 and a reduction in consultancy fees due to warrants fair value charge incurred in the three months to December 2017 (approximately $743,000).

Net Loss

Net loss for the three months ended December 31, 2018 decreased to $401,303 from $2,003,451 for the three months ended December 31, 2017, a decrease of $1,602,148.  The decrease is primarily attributable to a reduction payroll and travel expenses reflecting a decrease activity in the Company (approximately $690,000), a reduction in R&D related activities in the quarter (approximately $102,000), a reduction in professional fees relating to patent costs ($65,000) as the patents were maintained rather than filed, as they were in 2017 and a reduction in consultancy fees due to warrants fair value charge incurred in the three months to December 2017 (approximately $743,000).

Liquidity and Capital Resources

We believe we have sufficient cash to carry out our activities until May 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

On October 19 , 2018, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $100,000. The Note has a maturity date of October 19, 2019 and  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

The Note contains an anti-dilution provision, which adjusts the conversion price in the event of an issuance by us of common stock below the then effective conversion price.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	December 31, 2018	September 30, 2018	Change
	(Unaudited)
Current assets	$287,287	$347,495	$(60,208)
Current liabilities	$2,320,580	$2,108,995	$211,585
Working capital	$(2,033,293)	$(1,761,500)	$(271,793)

We had a cash balance of $87,557 and $42,693 at December 31, 2018 and September 30, 2018, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended December 31,
	2018	2017	Increase
Net cash used in operating activities	$(56,249)	$(1,255,239)	$1,198,990
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$100,000	$—	$100,000

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $56,249 for the three months ended December 31, 2018 compared to $1,255,239 for the three months ended December 31, 2017. The change is principally attributable to a decrease in the net loss of $1,602,148. The net loss of $401,303 for the three months ended December 31, 2018 was partially offset primarily by non-cash share based compensation of $128,236, and changes in operating assets and liabilities of $217,884. The net loss of $2,003,451 for the three months ended December 31, 2018 was partially offset by non-cash items such as share based compensation of  $224,982, consulting expense for warrants issued of $779,442 and changes in operating assets and liabilities of $257,202.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of a convertible note of  $100,000 for the three months ended December 31, 2018 compared to $0 of proceeds from the issuance of shares of common stock during the three months ended December 31, 2017.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K as of and for the period ended September 30, 2018.

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

Rasna Therapeutics, Inc.

February 14, 2019	By:	/s/ Kunwar Shailubhai
Name: Kunwar Shailubhai Title: Chief Executive Officer

February 14, 2019	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer

