Form 10-Q
period 2019-03-31
Rasna Therapeutics Inc.
filed 2019-05-15
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None	n/a	n/a

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of May 15, 2019.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,413	$42,693
Prepayments and other receivables	43,498	66,936
Related party receivable	76,900	237,866
Total current assets	162,811	347,495

Property and equipment, net	2,767	5,420
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,875,121	4,877,774

Total assets	$5,037,932	$5,225,269

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,582,768	$1,421,655
Related parties payable	550,000	550,000
Convertible note payable	245,485	137,340
Total current liabilities	2,378,253	2,108,995

Taxes payable	—	10,618

Total liabilities	2,378,253	2,119,613

Commitments and Contingencies (Note 9)

Shareholders' equity
Common stock, $0.001 par value, respectively; 200,000,000 shares authorized, of which 68,908,003 are issued and outstanding.	68,909	68,909
Additional paid-in capital	19,632,863	19,412,176
Accumulated deficit	(17,042,093)	(16,375,429)
Total shareholders' equity	2,659,679	3,105,656
Total liabilities and shareholders' equity	$5,037,932	$5,225,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	198,942	824,950	383,507	1,698,751
Research and development	—	32,582	75,000	209,514
Consultancy fees third parties and related parties	11,977	62,866	41,195	554,410
Legal and professional fees	52,371	216,319	162,916	392,967
Total operating expenses	263,290	1,136,717	662,618	2,855,642

Loss from operations	(263,290)	(1,136,717)	(662,618)	(2,855,642)

Other expense:
Foreign currency transaction loss	(2,070)	(7,695)	(4,046)	(11,371)
Total other expense	(2,070)	(7,695)	(4,046)	(11,371)

Loss from operations before income taxes	(265,360)	(1,144,412)	(666,664)	(2,867,013)

Income tax provision	—	—	—	—

Net loss	$(265,360)	$(1,144,412)	$(666,664)	$(2,867,013)

Basic and diluted net loss per share attributable to common shareholders	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended March 31, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2017	68,908,003	$68,909	$18,267,895	$(12,299,068)	$6,037,736

Share based compensation	—	—	467,623	—	467,623
Warrants issued for consulting services	—	—	522,350	—	522,350
Net loss	—	—	—	(2,867,013)	(2,867,013)

Balance at March 31, 2018	68,908,003	$68,909	$19,257,868	$(15,166,081)	$4,160,696

	Six Months Ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

Share based compensation	—	—	220,687	—	220,687
Warrants issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(666,664)	(666,664)

Balance at March 31, 2019	68,908,003	$68,909	$19,632,863	$(17,042,093)	$2,659,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(666,664)	$(2,867,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	220,687	467,623
Warrants issued for consulting services	—	522,350
Depreciation	2,654	3,117
Related party receivable write-off	—	28,931
Other non-cash items	8,145	—
Changes in operating assets and liabilities:
Prepayments and other receivables	23,438	(23,330)
Related party receivable	160,967	—
Accounts payable and accrued expenses	150,493	(125,823)
Net cash used in operating activities	(100,280)	(1,994,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(4,073)
Net cash used by investing activities	—	(4,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock	—	—
Proceeds from issuance of convertible note payable	100,000	—
Net cash provided by financing activities	100,000	—

Effect of foreign exchange rate	—	—

Net increase/(decrease) in cash and cash equivalents	(280)	(1,998,218)

Cash and cash equivalents, beginning of period	42,693	2,537,611

Cash and cash equivalents, end of period	$42,413	$539,393

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

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna Therapeutics Ltd, as well as the operations of Rasna Inc. for the period from May 17, 2016 through March 31, 2019. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at March 31, 2019, had an accumulated deficit of $17,042,093, a net loss for the six months ended March 31, 2019 of $666,664 and net cash used in operating activities of $100,280.

We expect to continue to incur net losses and have significant cash outflows for at least the next 12 months. The Company believes it has sufficient funds to continue operating until the end of  July 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline.

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

Cash and Cash Equivalents

The Company considers all short-term investment with an original maturity of  three months or less to be cash equivalents. As at March 31, 2019 and  September 30, 2018, the Company's cash equivalents totaled $42,413 and $42,693 respectively.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews indefinite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the six months ended March 31, 2019 and 2018.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31, 2019	March 31, 2018
Stock options	4,076,675	4,829,875
Warrants	1,926,501	1,926,501
Total shares issuable upon exercise or conversion	6,003,176	6,756,376

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net loss for the period	$(265,360)	$(1,144,412)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.00)	$(0.02)

	For the Six Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net loss for the period	$(666,664)	$(2,867,013)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.04)

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

Changes in tax rates and tax laws are accounted for in the period of enactment. During the six month period ended March 31, 2019, the tax impact of the  2017 Tax Cuts and Jobs Act was immaterial to the financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	March 31,	September 30,
	2019	2018
Goodwill	$2,722,985	$2,722,985

The Company performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded as of March 31, 2019 and September 30, 2018.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the six months ended March 31, 2019 and the period ended September 30, 2018.

The following table summarizes the Company’s intangible assets as of the following periods:

	March 31,	September 30,
	2019	2018	Estimated
	(Unaudited)		Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual Property	236,269	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
	$2,149,369	$2,149,369

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	March 31, 2019 (Unaudited)	September 30, 2018
Accounts payable	$829,903	$719,830
Accrued expenses	752,865	701,825
	$1,582,768	$1,421,655

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $752,865 at March 31, 2019 is approximately $268,000 relating to vendors for research and development expenses, $202,000 relating to an accrual for directors fees, approximately $22,000 relating payroll accruals, approximately $146,000 related to consultancy and legal expenses, approximately $44,000 related of travel expenses incurred on the Company credit card, and approximately $71,000 of  other accrued costs.

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

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.  No options were granted during the six months ended March 31, 2019 and 2018.

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

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2018	4,819,875	0.55	7.27	$589,837

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(743,200)	(0.30)	—	—

Outstanding balance at March 31, 2019	4,076,675	0.59	6.87	$—

Options exercisable at March 31, 2019	2,539,796	0.40	6.2	$—

As of March 31, 2019, there was approximately $342,523 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 0.58 years.

For the three and six months ended March 31, 2019, $107,140 and $226,157 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $(14,689) and $(5,470) related to non-employees respectively, has been included within the consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

For the three  and six months ended March 31, 2018, $240,050 and $492,959 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $0 and ($31,471) related to non-employees respectively, has been included within the consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

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

The following table summarizes warrant activity for the six months ended March 31, 2019:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2018	1,926,501	—	—	6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at March 31, 2019	1,926,501	—	—	$6,875,819

Warrants exercisable at March 31, 2019	—	—	—	$—

The performance related warrants issued on August 31, 2017 are fully vested and do not have any forfeiture conditions attached.

During the three and six months ended March 31, 2019, no costs were recognized for consultancy related warrants. As of February 28, 2018, the consultancy warrants were fully vested.

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

At March 31, 2019, there were approximately 1,566,667 shares reserved for the conversion of the Notes.

9.    RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the three months ended March 31, 2019 and 2018.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three and six months ended March 31, 2019 and March 31, 2018, Eurema Consulting did not supply the Company with consulting services. As of March 31, 2019, and September 30, 2018, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is affiliated with one of our principal shareholders and was a director of Arna Therapeutics Ltd. During the three and six months ended March 31, 2019 and March 31, 2018, Gabriele Cerrone did not supply the Company with consulting services. As of March 31, 2019, and September 30, 2018, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of our principal shareholders. During the three and six months ended March 31, 2019 and March 31, 2018 Roberto Pellicciari did not supply the Company with consulting services. As of March 31, 2019, and September 30, 2018, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. Alessandro Padova is the chairman of Rasna Therapeutics Inc. and also serves on the Board of Directors of TES Pharma, one of the Company's suppliers. At March 31, 2019 and September 30, 2018, TES Pharma was owed $75,000 and $75,000 respectively.

Tiziana Life Sciences Plc ("Tiziana")

As at March 31, 2019 and September 30, 2018, the balance owed by Tiziana Life Sciences plc was $76,900 and $252,746 respectively. As of the date these financials are issued, the related party receivable has been fully collected. Kunwar Shailubhai, CEO and a director of our Company, is also a director of Tiziana. In addition, Tiziano Lazzaretti, our CFO, is also CFO of Tiziana. We are party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 10 for more details.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. At March 31, 2019and September 30, 2018,  there was no balance owed to or from Panetta Partners Limited.

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

Lease Agreements

In February 2018, the Company renewed its lease agreement with the same terms, with Bucks County Biotechnology Centre Inc. in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2019 to January 31, 2020 of $13,480, plus and utility expense estimate of $237 per month. During the six months ended March 31, 2019, the Company incurred approximately $8,000 of rental expenses related to this agreement.

Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of  $50,000 per year. This was increased to $80,000  a year in April 2017 by the Company's compensation committee. During the six months ended March 31, 2019 the Company had incurred approximately $20,000 of consultancy expenses related to this agreement. At March 31, 2019 an additional $6,666 has been prepaid for fees relating to April 2019.

Employment  Agreements

On May 24, 2017, the Company entered into an executive employment agreement with Kunwar Shailubhai to serve as Chief Executive Officer and Chief Scientific Officer for a remuneration of $300,000  per annum. Also included within the agreement is a performance related bonus of  35%  of base salary. Based on Board discretion, it is not probable that this bonus will be paid out for the period October 1, 2017 to March 31, 2019, therefore no bonus has been accrued as of March 31, 2019.  On January 16 2019, this employment contract was terminated in recognition of the reduction in time spent on Rasna activities.  During the three and six months ended March 31, 2019, the Company had incurred no salary expenses related to this appointment due to the shared services waiver detailed below.

In June 2017, the board of directors awarded Dr Shailubhai 1,700,000 options to vest over a 4 year period, with an exercise price of $0.85 and a fair value at grant date of $985,081. During the three and six months ended March 31, 2019 the Company had incurred $69,576  and $140,700 respectively of expenses related to these options.

In January 2019, the decision was taken to terminate all employment contracts in Rasna Therapeutics Inc. effective January 16, 2019. This was to reflect the fact that employees were spending an increasing amount of time working on Tiziana Life Sciences PLC. Moving forward, any time spent on Rasna activities will be charged by Tiziana Life Sciences PLC under the shared services agreement detailed below.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At March 31, 2019 $76,900 is due from Tiziana Life Sciences PLC. Tiziana has agreed to waive all charges for shared services from October 2018 onwards, until further notice.

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

11.    SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2019 through May 15, 2019, the date these condensed consolidated financial statements were issued, for matters that required disclosure or adjustment in these condensed consolidated financial statements.  It has concluded that no such events took place.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Transitional Report on Form 10-K filed on December 24, 2018 under the heading “Risk Factors,” which are incorporated herein by reference.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at March 31, 2019, had an accumulated deficit of $17,042,093, a net loss for the three months ended March 31, 2019 of $265,360 and net cash used in operating activities of $100,280.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of July 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	198,942	824,950
Research and development	—	32,582
Consultancy fees third parties and related parties	11,977	62,866
Legal and professional fees	52,371	216,319
Total operating expenses	263,290	1,136,717

Loss from operations	(263,290)	(1,136,717)

Other income/(expense):
Foreign currency transaction gain	(2,070)	(7,695)
Other income	(2,070)	(7,695)

Net loss	$(265,360)	$(1,144,412)

Revenues

There were no revenues for the three months ended March 31, 2019and 2018 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended March 31, 2019 decreased to $263,290 from $1,136,717 for the three months ended March 31, 2018, a decrease of $873,427. The decrease is primarily attributable to a reduction in payroll and travel expenses reflecting a decrease in activity in the Company (approximately $626,000), a reduction in R&D related activities in the quarter (approximately $32,000), a reduction in professional fees relating to patent costs ($51,000) and a reduction in consultancy fees due to warrants fair value charge incurred in the three months to March 2018 (approximately $163,000).

Net Loss

Net loss for the three months ended March 31, 2019 decreased to $265,360 from $1,144,412 for the three months ended March 31, 2018, a decrease of $879,052.  The decrease is primarily attributable to a in reduction payroll and travel expenses reflecting a decrease in activity in the Company (approximately $626,000), a reduction in R&D related activities in the quarter (approximately $32,000), a reduction in professional fees relating to patent costs ($51,000) as the patents were maintained rather than filed, as they were in 2018 and a reduction in consultancy fees due to warrants fair value charge incurred in the three months to March 2018 (approximately $163,000).

Results of Operations for the Six Months Ended March 31, 2019 and 2018

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	383,507	1,698,751
Research and development	75,000	209,514
Consultancy fees third parties and related parties	41,195	554,410
Legal and professional fees	162,916	392,967
Total operating expenses	662,618	2,855,642

Loss from operations	(662,618)	(2,855,642)

Other income/(expense):
Foreign currency transaction gain	(4,046)	(11,371)
Other income	(4,046)	(11,371)

Net loss	$(666,664)	$(2,867,013)

Revenues

There were no revenues for the six months ended March 31, 2019 and 2018 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the six months ended March 31, 2019 decreased to $662,618 from $2,855,642 for the six months ended March 31, 2018, a decrease of $2,193,024. The decrease is primarily attributable to a reduction payroll and travel expenses reflecting a decrease of activity in the Company (approximately $1,315,000), a reduction in R&D related activities in the quarter (approximately $134,000), a reduction in professional fees relating to patent costs ($230,000) as the patents were maintained rather than filed, as they were in 2018 and a reduction in consultancy fees due to the options and warrants fair value charge incurred in the six months to March 2018 (approximately $513,000).

Net Loss

Net loss for the six months ended March 31, 2019 decreased to $666,664 from $2,867,013 for the six months ended March 31, 2018, a decrease of $2,200,349.  The decrease is primarily attributable to a reduction payroll and travel expenses reflecting a decrease of activity in the Company (approximately $1,315,000), a reduction in R&D related activities in the quarter (approximately $134,000), a reduction in professional fees relating to patent costs ($230,000) as the patents were maintained rather than filed, as they were in 2018 and a reduction in consultancy fees due to the options and warrants fair value charge incurred in the six months to March 2018 (approximately $513,000).

Liquidity and Capital Resources

We believe we have sufficient cash to carry out our activities until July 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	March 31, 2019	September 30, 2018	Change
	(Unaudited)
Current assets	$162,811	$347,495	$(184,684)
Current liabilities	$2,378,253	$2,108,995	$269,258
Working capital	$(2,215,442)	$(1,761,500)	$(453,942)

We had a cash balance of $42,413 and $42,693 at March 31, 2019 and September 30, 2018, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended March 31,
	2019	2018	Increase
Net cash used in operating activities	$(100,280)	$(1,994,145)	$1,893,865
Net cash used in investing activities	$—	$(4,073)	$4,073
Net cash provided by financing activities	$100,000	$—	$100,000

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $100,280 for the six months ended March 31, 2019 compared to $1,994,145 for the six months ended March 31, 2018. The change is principally attributable to a decrease in the net loss of $2,200,349. The net loss of $666,664 for the six months ended March 31, 2019 was partially offset primarily by non-cash share based compensation of $220,687, and changes in operating assets and liabilities of $334,898. The net loss of $2,867,013 for the six months ended March 31, 2018 was partially offset by non-cash items such as share based compensation of  $467,623, consulting expense for warrants issued of $522,350 and changes in operating assets and liabilities of $149,153

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of a convertible note of  $100,000 for the six months ended March 31, 2019 compared to $0 of proceeds from the issuance of shares of common stock and convertible notes during the six months ended March 31, 2018.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K as of and for the period ended September 30, 2018.

ITEM 6. EXHIBITS

31.1*	Certification of Principal ExecutiveOfficer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

May 15, 2019	By:	/s/ Kunwar Shailubhai
Name: Kunwar Shailubhai Title: Chief Executive Officer

May 15, 2019	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer

