Form 10-Q
period 2019-06-30
Rasna Therapeutics Inc.
filed 2019-08-02
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of August 2, 2019.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$58,235	$42,693
Prepayments and other receivables	32,005	66,936
Related party receivable	28,802	237,866
Total current assets	119,042	347,495

Property and equipment, net	2,358	5,420
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,874,712	4,877,774

Total assets	$4,993,754	$5,225,269

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,647,898	$1,421,655
Related parties payable	550,000	550,000
Convertible notes payable	257,857	137,340
Total current liabilities	2,455,755	2,108,995

Deferred income taxes	10,618	10,618

Total liabilities	2,466,373	2,119,613

Commitments (Note 9)

Shareholders' equity
Common stock, $0.001 par value, respectively; 200,000,000 shares authorized, of which 68,908,003 are issued and outstanding.	68,909	68,909
Additional paid-in capital	19,710,108	19,412,176
Accumulated deficit	(17,251,636)	(16,375,429)
Total shareholders' equity	2,527,381	3,105,656
Total liabilities and shareholders' equity	$4,993,754	$5,225,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	135,097	644,545	518,604	2,343,296
Research and development	—	136,131	75,000	345,645
Consultancy fees third parties and related parties	13,463	(100,192)	54,658	454,218
Legal and professional fees	43,285	128,901	206,201	521,868
Total operating expenses	191,845	809,385	854,463	3,665,027

Loss from operations	(191,845)	(809,385)	(854,463)	(3,665,027)

Other income/(expense):
Interest on convertible notes payable	(20,517)	—	(20,517)	—
Foreign currency transaction loss	2,819	5,420	(1,227)	(5,951)
Total other income/(expense)	(17,698)	5,420	(21,744)	(5,951)

Loss from operations before income taxes	(209,543)	(803,965)	(876,207)	(3,670,978)

Income tax provision	—	—	—	—

Net loss	$(209,543)	$(803,965)	$(876,207)	$(3,670,978)

Basic and diluted net loss per share attributable to common shareholders	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	68,908,003	68,909	19,257,868	(15,166,081)	4,160,696

Share based compensation	—	—	73,349	—	73,349
Warrants issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(803,965)	(803,965)

Balance at June 30, 2018	68,908,003	68,909	19,331,217	(15,970,046)	3,430,080

	Nine Months Ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2017	68,908,003	$68,909	$18,267,895	$(12,299,068)	$6,037,736

Share based compensation	—	—	540,972	—	540,972
Warrants issued for consulting services	—	—	522,350	—	522,350
Net loss	—	—	—	(3,670,978)	(3,670,978)

Balance at June 30, 2018	68,908,003	$68,909	$19,331,217	$(15,970,046)	$3,430,080

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	68,908,003	68,909	19,632,863	(17,042,093)	2,659,679

Share based compensation	—	—	77,245	—	77,245
Warrants issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(209,543)	(209,543)

Balance at June 30, 2019	68,908,003	68,909	19,710,108	(17,251,636)	2,527,381

	Nine Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

Share based compensation	—	—	297,932	—	297,932
Warrants issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(876,207)	(876,207)

Balance at June 30, 2019	68,908,003	$68,909	$19,710,108	$(17,251,636)	$2,527,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(876,207)	$(3,670,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	297,932	540,972
Warrants issued for consulting services	—	522,350
Depreciation	2,197	4,358
Related party receivable write-off	—	28,931
Other non-cash items	20,517	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	225,878	199,105
Prepayments and other receivables	34,931	(32,643)
Related party receivable	209,065	(105,274)
Net cash used in operating activities	(85,687)	(2,513,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(4,073)
Net cash used by investing activities	—	(4,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	100,000	—
Net cash provided by financing activities	100,000	—

Effect of foreign exchange rate	1,229	(2)

Net increase/(decrease) in cash	15,542	(2,517,254)

Cash, beginning of period	42,693	2,537,611

Cash, end of period	$58,235	$20,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 RASNA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    GENERAL INFORMATION

Rasna Therapeutics, Inc. (“Rasna DE" or "Rasna Inc.”), is a biotechnology company incorporated in the State of Delaware on March 28, 2016. The company is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

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

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE was treated as the accounting acquirer as its shareholders control the Company after the Merger and  AWM was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Rasna DE as if Rasna DE had always been the reporting company. Since AWM had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

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

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the "SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements.Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended September 30, 2019 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on December 24, 2018. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States) but in the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The results of the operations for the three and nine months ended June 30, 2019 may not be indicative of the results that may be expected for the year ending September 30, 2019.

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

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna Therapeutics Ltd, as well as the operations of Rasna Inc. for the period from May 17, 2016 through June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30, 2019	June 30, 2018
Stock options	4,073,675	4,829,875
Warrants	1,926,501	1,926,501
Total shares issuable upon exercise or conversion	6,000,176	6,756,376

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net loss for the period	$(209,543)	$(803,965)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.00)	$(0.01)

	For the Nine Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net loss for the period	$(876,207)	$(3,670,978)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.05)

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 apply to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not plan to early adopt this ASU and is currently evaluating the potential impacts of this updated guidance, and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at June 30, 2019, had an accumulated deficit of $17,251,636, a net loss for the nine months ended June 30, 2019 of $876,207 and net cash used in operating activities of $85,687.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months and will require significant additional cash resources to launch new development phases of existing products in its pipeline.

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

4.    GOODWILL AND INTANGIBLE ASSETS

On May 17, 2016, the Company acquired an entity and, at initial purchase price, it was determined that there was $236,269 of intellectual property, $613,100 of In-process research and development, and $2,722,985 of goodwill.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	June 30,	September 30,
	2019	2018
Goodwill	$2,722,985	$2,722,985

The Company performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded as of June 30, 2019 and September 30, 2018.

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

The Company retained a Clinical Research Organisation ("CRO") to perform all related research and development associated with IPR&D related to LSD‐1. Based on review of the license agreement dated January 1, 2015, between the CRO and Rasna, the Company agreed to pay 100,002 Euros for costs incurred to date and to perform research and development on a going forward basis. Additionally, the Company entered into an amended license agreement whereby Rasna agreed to pay TTFactor an additional 435,000 Euros as of May 17, 2016, regarding services rendered between September 9, 2014 to May 17, 2016. Based on the cost approach, the IPR&D was fair valued at $613,100.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the nine months ended June 30, 2019 and the period ended September 30, 2018.

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

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the nine months ended June 30, 2019 and 2018.

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

The following table summarizes stock option activity for the nine months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2018	4,819,875	0.55	7.27	$589,837

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(746,200)	0.32	—	—

Outstanding balance at June 30, 2019	4,073,675	0.59	6.62	$—

Options exercisable at June 30, 2019	2,964,046	0.46	6.22	$—

As of June 30, 2019, there was  $257,118 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.56 years.

For the three and nine months ended June 30, 2019, $77,114 and $ 303,272 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $(131) and $(5,340) related to non-employees respectively, has been included within the consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

For the three and nine months ended June 30, 2018, $193,540 and $692,634 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $(120,192) and $(151,662) related to non-employees respectively, has been included within the consultancy fees third parties and related parties expense category in the unaudited condensed consolidated interim financial statements.

6.    WARRANTS

The Company had issued warrants to placement agents in lieu of fees for consultancy services and placement agent fees. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that all the warrants issued are classified as equity in additional paid in-capital.

The following table summarizes warrant activity for the nine months ended June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2018	1,926,501	—	—	6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at June 30, 2019	1,926,501	—	—	$—

Warrants exercisable at June 30, 2019	1,926,501	—	—	$—

7.    CONVERTIBLE NOTES

On August 8, 2018, the Company entered into a 12% Convertible Promissory Note with High Octane Bioresearch Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $135,000 in cash, which was received by the Company during the year ended September 30, 2018. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 12%, with principal and accrued interest on the Note due and payable on August 9, 2019 (unless converted under terms and provisions as set forth within the Agreement). The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Agreement, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On October 19, 2018, the Company entered into a second 12% Convertible Promissory Note with the Holder with a maturity date of October 19, 2019. The Holder provided the Company with $100,000 in cash, which was received by the Company during the three months ended December 31, 2018, under the same terms as the first Note.

At June 30, 2019, there were 1,566,667 shares reserved for the conversion of the Notes.

In July 2019, the Company extended the maturity date of the Convertible Promissory Notes from August 8, 2019 and October 19, 2019 to August 8, 2020 and October 19, 2020, respectively.

8.    RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the three and nine months ended June 30, 2019 and 2018.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three and nine months ended June 30, 2019  Eurema Consulting did not supply the Company with consulting services. As of June 30, 2019, and September 30, 2018, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is affiliated with one of our principal shareholders and was a director of Arna Therapeutics Ltd. During the three and nine months ended June 30, 2019  Gabriele Cerrone did not supply the Company with consulting services. As of June 30, 2019, and September 30, 2018, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of our principal shareholders. During the three and nine months ended June 30, 2019 Roberto Pellicciari did not supply the Company with consulting services. As of June 30, 2019, and September 30, 2018, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. Alessandro Padova is the chairman of Rasna Therapeutics Inc. and also serves on the Board of Directors of TES Pharma, one of the Company's suppliers. At June 30, 2019 and September 30, 2018, TES Pharma was owed $75,000 and $75,000 respectively.

Tiziana Life Sciences Plc ("Tiziana")

As at June 30, 2019 and September 30, 2018, the balance owed by Tiziana Life Sciences Plc was $28,802 and $252,746 respectively. As of the date these condensed consolidated financial statements are issued, the related party receivable had not been fully collected. Kunwar Shailubhai, CEO and a director of our Company, is also a director of Tiziana. In addition, Tiziano Lazzaretti, our CFO, is also CFO of Tiziana. The Company is party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 9 for more details.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. At June 30, 2019 and September 30, 2018,  there was no balance owed to or from Panetta Partners Limited.

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

Lease Agreements

In February 2018, the Company renewed its lease agreement with the same terms, with Bucks County Biotechnology Centre Inc. in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2019 to January 31, 2020 of $13,480, plus utility expense of $237 per month. During the three and nine months ended June 30, 2019, the Company incurred approximately $4,000 and $12,000  respectively, of rental expenses related to this agreement.

Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of  $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee. During the three and  nine months ended June 30, 2019 the Company had incurred approximately $20,000 and $60,000 respectively, of consultancy expenses related to this agreement. At June 30, 2019 an additional $6,667 has been prepaid for fees relating to July 2019.

Employment  Agreements

On May 24, 2017, the Company entered into an executive employment agreement with Kunwar Shailubhai to serve as Chief Executive Officer and Chief Scientific Officer for a remuneration of $300,000 per annum. Also included within the agreement is a performance related bonus of  35%  of base salary. Based on Board discretion, it is not probable that this performance obligation will be met, therefore no bonus has been accrued as of June 30, 2019.  On January 16 2019, this employment contract was terminated in recognition of the reduction in time spent on Rasna activities.  During the three and nine months ended June 30, 2019, the Company had incurred no salary expenses related to this appointment due to the shared services waiver detailed below.

In June 2017, the Board of Directors awarded Dr Shailubhai 1,700,000 options to vest over a 4 year period, with an exercise price of $0.85 and a fair value at grant date of $985,081. During the three and nine months ended June 30, 2019 the Company had incurred $45,197 and $185,896 respectively of expenses related to these options.

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

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At June 30, 2019 $28,802 is due from Tiziana Life Sciences PLC. Tiziana has agreed to waive all charges for shared services from October 2018 onwards, until further notice.

Other Commitments

The Company may enter into certain licensing agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depend upon future discretionary research and clinical developments, as well as, regulatory agency actions. Further, under the terms of certain agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not considered contingent milestone payment amounts.

10.    SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to June 30, 2019 through to the date these condensed consolidated financial statements were issued, for matters that required disclosure or adjustment in these condensed consolidated financial statements.

On July 10, 2019, the Company announced that Alex Martin had resigned as a director of Rasna Therapeutics, Inc.  Mr. Martin’s resignation is not a result of any disagreement with the Company, the Company’s management or the Board of Directors.

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

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE was treated as the accounting acquirer as its shareholders control us after the Merger Agreement, even though AWM was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Rasna DE as if Rasna DE had always been the reporting company. Since AWM had no operations upon the Merger Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by us as a result of the Merger Agreement.

We only have one segment of activity, which is that of a biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia and lymphoma.

The Company is currently evaluating the next steps required to progress its R&D pipeline.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at June 30, 2019, had an accumulated deficit of $17,251,636, a net loss for the three months ended June 30, 2019 of $209,543 and net cash used in operating activities of $85,687.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of December 2019, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	135,097	644,545
Research and development	—	136,131
Consultancy fees third parties and related parties	13,463	(100,192)
Legal and professional fees	43,285	128,901
Total operating expenses	191,845	809,385

Loss from operations	(191,845)	(809,385)

Other income:
Interest on convertible notes payable	(20,517)	—
Foreign currency transaction gain	2,819	5,420
Other income	(17,698)	5,420

Net loss	$(209,543)	$(803,965)

Revenues

There were no revenues for the three months ended June 30, 2019 and 2018 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended June 30, 2019 decreased to $191,845 from $809,385 for the three months ended June 30, 2018, a decrease of $617,540. The decrease is primarily attributable to a reduction in payroll and travel expenses reflecting a decrease in activity in the Company (approximately $489,000), a reduction in R&D related activities in the quarter (approximately $136,000), a reduction in professional fees relating to patent costs ($86,000) and an increase in consultancy fees due to warrants fair value charge incurred in the three months to June 2018 (approximately $114,000).

Net Loss

Net loss for the three months ended June 30, 2019 decreased to $209,543 from $803,965 for the three months ended June 30, 2018, a decrease of $594,422.  The decrease is primarily attributable to a in reduction payroll and travel expenses reflecting a decrease in activity in the Company (approximately $489,000), a reduction in R&D related activities in the quarter (approximately $136,000), a reduction in professional fees relating to patent costs ($86,000) as the patents were maintained rather than filed, as they were in 2018 and an increase in consultancy fees due to warrants fair value charge incurred in the three months to June 2018 (approximately $114,000).

Results of Operations for the Nine Months Ended June 30, 2019 and 2018

The following table sets forth the summary statements of operations for the periods indicated:

	For the Nine Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	518,604	2,343,296
Research and development	75,000	345,645
Consultancy fees third parties and related parties	54,658	454,218
Legal and professional fees	206,201	521,868
Total operating expenses	854,463	3,665,027

Loss from operations	(854,463)	(3,665,027)

Other income/(expense):
Interest on convertible notes payable	(20,517)	—
Foreign currency transaction gain	(1,227)	(5,951)
Other income	(21,744)	(5,951)

Net loss	$(876,207)	$(3,670,978)

Revenues

There were no revenues for the nine months ended June 30, 2019 and 2018 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the nine months ended June 30, 2019 decreased to $854,463 from $3,665,027 for the nine months ended June 30, 2018, a decrease of $2,810,564. The decrease is primarily attributable to a reduction payroll and travel expenses reflecting a decrease of activity in the Company (approximately $1,804,000), a reduction in R&D related activities in the quarter (approximately $271,000), a reduction in professional fees relating to patent costs ($316,000) as the patents were maintained rather than filed, as they were in 2018 and a reduction in consultancy fees due to the options and warrants fair value charge incurred in the nine months to June 2018 (approximately $400,000).

Net Loss

Net loss for the nine months ended June 30, 2019 decreased to $876,207 from $3,670,978 for the nine months ended June 30, 2018, a decrease of $2,794,771.  The decrease is primarily attributable to a reduction payroll and travel expenses reflecting a decrease of activity in the Company (approximately $1,807,000), a reduction in R&D related activities in the quarter (approximately $271,000), a reduction in professional fees relating to patent costs ($316,000) as the patents were maintained rather than filed, as they were in 2018 and a reduction in consultancy fees due to the options and warrants fair value charge incurred in the six months to June 2018 (approximately $400,000).

Liquidity and Capital Resources

We believe we will require significant additional cash resources to launch new development phases of existing products in the Company's pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

On October 19 , 2018, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $100,000. The Note has an original  maturity date of October 19, 2019, which has now been extended to October 19,2020, and  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

The Note contains an anti-dilution provision, which adjusts the conversion price in the event of an issuance by us of common stock below the then effective conversion price.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	June 30, 2019	September 30, 2018	Change
	(Unaudited)
Current assets	$119,042	$347,495	$(228,453)
Current liabilities	$2,455,755	$2,108,995	$346,760
Working capital	$(2,336,713)	$(1,761,500)	$(575,213)

We had a cash balance of $58,235 and $42,693 at June 30, 2019 and September 30, 2018, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended June 30,
	2019	2018	Increase
Net cash used in operating activities	$(85,687)	$(2,513,179)	$2,427,492
Net cash used in investing activities	$—	$(4,073)	$4,073
Net cash provided by financing activities	$100,000	$—	$100,000

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $85,687 for the nine months ended June 30, 2019 compared to $2,513,179 for the nine months ended June 30, 2018. The change is principally attributable to a decrease in the net loss of $2,794,771. The net loss of $876,207 for the nine months ended June 30, 2019 was partially offset primarily by non-cash share based compensation of $297,932 and changes in operating assets and liabilities of $469,874. The net loss of $3,670,978 for the nine months ended June 30, 2018 was partially offset by non-cash items such as share based compensation of  $540,972, consulting expense for warrants issued of $522,350 and changes in operating assets and liabilities of $166,462

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of a convertible note of  $100,000 for the nine months ended June 30, 2019 compared to $0 of proceeds from the issuance of shares of common stock and convertible notes during the nine months ended June 30, 2018.

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

Rasna Therapeutics, Inc.

August 2, 2019	By:	/s/ Kunwar Shailubhai
Name: Kunwar Shailubhai Title: Chief Executive Officer

August 2, 2019	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer

