Form 10-K
period 2019-09-30
Rasna Therapeutics Inc.
filed 2020-01-13
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,336,200 as of September 30, 2019, based upon the closing price on the OTCQB market reported for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003 shares of common stock were issued and outstanding as of January 13, 2019.

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

Strategy

Our strategy is to target master regulators of cancer through deep knowledge of highly conserved pathways that are common to leukemia sub-types. Employing a multi-pronged approach, our programs are focused on three druggable intervention points with a potential to improve safety and efficacy of current AML mono and/or combination therapies. For the RASP-101 program, We plan to seek approval from FDA for submission via the 505 (b)(2) regulatory pathway employing a single Phase 1 study and a bridging Phase 3 pivotal study.  For the RASP-201 program, the lead reversible LSD-1 candidate has been identified and manufacturing will be scaled for production of cGMP supplies for animal safety/toxicology studies, Phase 1, Phase 2 and Phase 3 clinical studies to support submission via the traditional 505(b)(1) regulatory pathway used for new chemical entities, or NCEs. We expect to use a similar pathway for the RASP-301 program, following identification of the lead drug candidate.

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

Research Agreement

On December 17, 2013 TES Pharma S.R.L. (“TES”) and our predecessor, Arna Therapeutics Limited, entered into a research agreement pursuant to which TES agreed to perform research related to the development of products and services associated with NPM1 and AML.  The initial term of the agreement was for two years and was extended by amendment on May 3, 2016 for an additional year.  On September 8, 2016, the agreement was assigned to our subsidiary, Rasna Research, Inc.  The agreement was further extended on March 24, 2017 until August 30, 2017. We are currently in discussions with TES Pharma S.R.L, profiling the next stage of research activity to be included in a new research agreement.

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

We have two active patent families relating to our dactinomycin program.  Currently, we have one granted US patent and ten pending patent applications in these families in the US, Australia, Canada, Europe, and Japan.

We also have an exclusive license to patents and patent applications across seven different patent families relating to our LSD1 program.  We currently have four granted patents and two pending application in the U.S.  We also have granted patents and/or pending applications in these families in Europe, Australia, Brazil, Canada, China, Eurasia, India, Israel, Japan, Mexico, and South Africa.

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

Employees

As of September 30, 2019 and September 30, 2018, we had zero and 5 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended September 30, 2019 and 2018, we reported a net loss of  $936,380 and $4,076,361, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $17,311,809 .

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

We expect to escalate moderately our spending to advance the pre-clinical and clinical development of our product candidates.

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

Our consolidated financial statements as of September 30, 2019 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2019, our executive officers, directors and principal security holders, together with their respective affiliates, owned approximately 50.3% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of September 30, 2019 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2019, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

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

We also lease approximately 451 square feet of lab and office space in Doylestown, Pennsylvania under a lease agreement that expired January 31, 2019. The lease was renewed under the same terms and expires on 31 January 2020. The lease has a renewable option. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

Market Information

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

Our transfer agent is Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Ardmore, PA 19003.

Holders of our Common Stock

As of September 30, 2019, there were 60 registered stockholders of our issued and outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of September 30, 2019.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Stockholders	4,073,675	$0.59	4,920,125
Equity Compensation Plans Not Approved by Stockholders	1,926,501	$0.43	—
Total	6,000,176		4,920,125

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

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

On April 27, 2016, Rasna Therapeutics Limited, a private limited company incorporated in England and Wales under the U.K. Companies Act (“Rasna UK”) sold its stake in Falconridge Holdings Limited, or Falconridge,  to Rasna DE for $1. This entity had no operations,  assets or liabilities as of this date.

On May 17, 2016, Rasna DE and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Arna Therapeutics Limited, a British Virgin Islands company, or Arna, which was a clinical stage biotechnology company focused on drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia. Pursuant to the Merger Agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE in exchange for shares of Arna.

On August 15, 2016, Active With Me, Inc., or AWM, entered into an Agreement of Merger and Plan of Reorganization with Rasna DE, and Rasna Acquisition, providing for the merger of Rasna Acquisition with and into Rasna DE, (the “Merger”), with Rasna DE, surviving the Merger as a wholly-owned subsidiary of AWM. As a result of the Merger, the resulting company, Rasna Therapeutics, Inc., is a biotechnology company that is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

The Merger has been treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE is treated as the accounting acquirer as its stockholders control us after the Merger Agreement, even though AWM was treated as the legal acquirer.  As a result of the Merger,  the assets and liabilities and the historical operations that are reflected in our financial statements are those of Rasna DE as if Rasna DE had always been the reporting company.  Since the transaction was treated as a reverse recapitalization for accounting purposes, no goodwill or other intangible assets were recorded by us as a result of the Merger Agreement.

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

On May 5, 2016, Rasna UK sold its intellectual property to Falconridge, a subsidiary of Rasna DE, for a note payable in the amount of $236,269. The fair value of the intellectual property was determined to be $236,269 based on the consideration received.

On May 17, 2016, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE, in exchange for shares of Arna. On this day, Rasna DE, and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization with Arna. Pursuant to the agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE, in exchange for shares of Arna. Arna was deemed to be the accounting acquirer because Rasna DE and Falconridge Holdings Limited were non-trading holding companies and Arna’s operations will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity. Further, 65% of the voting interest in Rasna DE, was acquired in connection with the transaction. Therefore, the assets and liabilities of the acquired entity, Rasna DE, were written to fair value in accordance with the Acquisition Method prescribed in  Accounting Standards Codification ("ASC") 805, Business Combinations.

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

Basis of preparation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics (“Rasna UK”) and the Company, Management determined that the equity investment in Rasna UK was not sufficient to fund its operations. Accordingly, the Company is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from the Company to fund its operations, and has power to direct its significant activities. As a result, the Company consolidates this variable interest entity., which has minimal activity and is in the process of being liquidated.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Rasna DE, and Rasna DE’s subsidiary, Arna Therapeutics Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Business Combinations

Management accounts for business combinations under the provisions of ASC Topic 805-10, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Management is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined in accordance with ASU 2015-16. The amounts reflected within the  consolidated financial statements are the results of a purchase price allocation based on a final valuation report.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2019, had an accumulated deficit of $17,311,809, a net loss for the year ended September 30, 2019 of $936,380 and net cash used in operating activities of $92,625. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the filing date of this annual report on Form 10-K.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of December 2020, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may need to slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

Use of Estimates

The preparation of financial statements in conformity with  US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to the fair values of stock based compensation awards, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges as of September 30, 2019 and 2018.

Risks and Uncertainties

We intend to operate in an industry that is subject to rapid change. Our operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

Research and development

Expenditure on research and development is charged to the statement of operations in the year in which it is incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditure is capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, we have not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

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

On December 22, 2017, The Tax Cuts and Jobs Act was signed into law and has resulted in significant change to the U.S corporate income tax system. These changes include a federal statutory rate reduction from 34% to 21%, a transition tax, which applies to the repatriation of foreign earnings and profits, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation.

Changes in tax rates and tax laws are accounted for in the period of enactment.

We recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. We record a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.We have incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2019 and 2018.

Foreign Currency

Items included in the financial statements are measured using their functional currency, which is the currency of the primary economic environment in which the company operates. The Company's consolidated financial statements are presented in United States Dollar (“USD”), which is the company’s functional and presentational currency.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and conversion of loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	September 30, 2019	September 30, 2018
Stock options	4,073,675	4,819,875
Warrants	1,926,501	1,926,501
Convertible Notes	1,723,333	900,000
Total shares issuable upon exercise or conversion	7,723,509	7,646,376

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

Convertible Notes

In August 2018, we entered into a 12% Convertible Promissory Note. The Note has an original purchase amount of $135,000, bears interest at a rate of 12% per annum calculated on a 360-day year basis. In July 2019, the maturity of the note was extended from August 8, 2019  to August 8, 2020, unless earlier paid, redeemed or converted in accordance with the terms of the Agreement.

In October 2018, we entered into an additional 12% Convertible Promissory Note. The Note has an original purchase amount of $100,000, bears interest at a rate of 12% per annum calculated on a 360-day year basis. In July 2019, the maturity of the note was extended from October 20, 2019 to October 19, 2020, unless earlier paid, redeemed or converted in accordance with the terms of the Agreement.

On November 12, 2019, the Company issued a 12% convertible promissory note in the principal amount of $57,500. The Note has a maturity date of November 12, 2020 and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.

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

Accounting Changes

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). Under this ASU, lessees will recognize a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate.  The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased.  A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice.  The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis.  If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis.  The Company adopted the provisions of ASU 2016-02 effective October 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-01 on October 1, 2018 and has not had a material impact on our financial statements.

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

In May 2017, The FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic 718) : Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share based payment award as a modification Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change on the terms or conditions.. The Company adopted ASU-2017-09 effective October 1, 2018 on a prospective basis and it did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In July 2017, FASB, issued ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.  The Company is currently evaluating the impact f adopting ASU 2017-11 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance on the Comapny's consolidated financial statements.

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

Results of Operations for the years ended September 30, 2019 and 2018

Revenues

There were no revenues for the year ended September 30, 2019 and 2018 because we do not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the year ended September 30, 2019 decrease to $915,170 from $4,070,313 for the year ended September 30, 2018, a decrease of $3,155,143. The decrease is primarily attributable to the pace of development of the LSD1, NPM1 and ACT D projects which decreased while the direction of the programs were being evaluated based on results achieved so far, along with a decrease in legal and professional fees and general administrative costs driven by our decreased activity and a reduction in employees.

Net Loss

Net loss for the year ended September 30, 2019 decrease to $936,380 from $4,076,361 for the year ended September 30, 2018, a decrease of $3,139,981. The decrease is primarily attributable to the pace of development of the LSD1, NPM1 and ACT D projects which decreased while the direction of the programs are being evaluated. along with a decrease in legal and professional fees and general administrative costs driven by our decreased activity.

Liquidity and Capital Resources

On August 8, 2018, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note  to the Holder. The Holder provided us with $135,000 in cash, which we received in August 2018.

On October 19, 2018, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note  to the Holder. The Holder provided us with $100,000 in cash, which we received in October 2018.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2019	September 30, 2018	Change
Current assets	$71,579	$347,495	$(275,916)
Current liabilities	$2,405,496	$2,108,995	$296,501
Working capital deficiency	$(2,333,917)	$(1,761,500)	$(572,417)

We had a cash balance of $50,068 and $42,693 as of September 30, 2019 and September 30, 2018, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended September 30,	For the year ended September 30,
	2019	2018	Increase/(Decrease)
Net cash used in operating activities	$(92,625)	$(2,629,800)	$2,537,175
Net cash used in investing activities	$—	$(4,073)	$4,073
Net cash provided by financing activities	$100,000	$135,000	$(35,000)

Net Cash Used in Operating Activities

Net cash used in operating activities was $92,625 for the year ended September 30, 2019 compared to $2,629,800 for the year  ended September 30, 2018. The change is principally attributable to net loss of $936,380 excluding non-cash items such as share based compensation of $368,076 and changes in operating assets and liabilities of $452,225 and for the year ended September 30, 2019 as compared to a net loss of $4,076,361, adjusted for non-cash share based compensation of $621,931 and changes in operating assets and liabilities of $264,083 for the year ended September 30, 2018.

Net Cash Provided by Investing Activities

Net cash used in investing activities consists primarily of property and equipment purchases of $0 and $4,073 for the years ended September 30, 2019 and 2018, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of  proceeds from the issuance of a convertible note of $100,000 during the year ended September 30, 2019 compared to $135,000 of proceeds from the issuance of a convertible note during  the year ended September 30, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of September 30, 2019 and 2018, and for the years ended September 30, 2019 and 2018 begins on page F-1 of this Annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of  September 30, 2019, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting are a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“US GAAP”).

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s

Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2019 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2019 due to the existence of the following material weaknesses identified by management:

Lack of Accounting Resources

The Company had a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures, which resulted in corrected and uncorrected misstatements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of September 30, 2019 and hold the positions set forth opposite their respective names.

Name	Age	Position
Kunwar Shailubhai	62	Chief Executive Officer, Director

John Brancaccio	71	Director

Alessandro Padova	51	Chairman

Tiziano Lazzaretti	60	Chief Financial Officer

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

John Brancaccio

Director

Mr. Brancaccio has been a director of our company since August 2016. From April 2004 until March 2017, Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio served as a director of Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and has been a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since April 2004, as well as a director of Trovagene, Inc.since December 2005 and Hepion Pharmaceuticals, Inc. (formerly ContraVir Pharmaceuticals, Inc.) since December 2013. Mr. Brancaccio also served as a director of Synergy from January 2013 to May 2019.  We believe that Mr Brancaccio's business acumen and experience as an accounting officer makes him well qualified to serve as a director on our board.

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

Tiziano Lazzaretti

Chief Financial Officer

Mr. Lazzaretti has been the CFO of our company since November 2016. Mr. Lazzaretti has been the CFO of Tiziana Life Sciences since March 2016. Mr. Lazzaretti has extensive experience in the healthcare and pharmaceutical industry and joined Tiziana from Pharmentis Srl, a spin-off from Teva Ratiopharm, where he served as Group Finance Director from 2011. Prior to this, Mr. Lazzaretti was Executive Director at Alliance Boots Healthcare, and held senior positions at Accenture, FIAT Group and SNIA Spa, Italian listed company.

Before, he served as Corporate Finance Director and Deputy Chairman at FIAT UK based in London for 15 years, spanning activities through all different sectors from automotive to financial services. Mr. Lazzaretti has a Bachelor of Science (BSc Hons) in Economics and Accounting from the University of Turin, Italy, and he was awarded a Master in Business Administration (MBA) from Bocconi University (Milan ) on FIAT Group’s scholarship, and studied Corporate Finance at the London Business School.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Independence

We currently have three directors serving on our board of directors. Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350. Independent directors would not include anyone who, within the past three years, be employed by our Company or any parent or subsidiary of our company or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our Board of Directors has determined that a majority of our directors do meet the independence requirements.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the Securities and Exchange Commission, or the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC.

The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee. Under the applicable rules and regulations of NASDAQ, each member of a company’s audit committee must be considered independent in accordance with NASDAQ Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that  Mr. Brancaccio is “independent” as that term is defined under applicable NASDAQ and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee.

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

The Compensation Committee currently consists of John Brancaccio, Chairman of the Compensation Committee. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5602(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Rasna Therapeutics Inc., 420 Lexington Ave, Suite 2525, New York, NY 10170.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the total compensation paid to our executive officers for the year ended September 30, 2019 for services to our company.

Executive Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Kunwar Shailubhai	87,500	—	87,500
Tiziano Lazzaretti	80,000	—	80,000

(1) Represents the fair value of incentive stock options granted during the year ended September 30, 2019 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

Grants of Plan-Based Awards During Fiscal Year

No grants of plan-based awards to our executive officers for the year ended September 30, 2019

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2019. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of September 30, 2019.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Kunwar Shailubhai	100,000	—	0.40	9/1/2026
Kunwar Shailubhai	850,000	850,000	0.85	4/14/2027
Tiziano Lazzaretti	100,000	—	0.40	9/1/2026
Tiziano Lazzaretti	200,000	—	0.40	11/28/2026

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the year ended September 30, 2019 for services to our company.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
John Brancaccio	25,000	—	25,000
Alessandro Padova	25,000	—	25,000
John Alex Martin (2)	18,750	—	18,750

(1) Represents the fair value of incentive stock options granted during the year ended September 30, 2019 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

(2) Mr. Martin resigned as director on July 10, 2019.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Executive Officers and Directors :
Tiziano Lazzaretti	200,000	(2)	*
Kunwar Shailubhai	494,434	(3)	*
John Brancaccio	66,666	(2)	*
Alessandro Padova	83,334	(2)	*
All executive officers and directors as a group (4 persons)	711,100	(4)	1.0
5% or Greater Stockholders:
Panetta Partners Ltd.(5)	9,016,307	(6)	13.0
TES Pharma Srl (7)	5,684,250	(8)	8.4
Eurema Consulting Srl (9)	5,684,250	(8)	8.4
MS Investment Holding, Inc. (10)	7,773,167		11.4
Howard I. Freedberg Revocable Trust (11)	6,758,188		9.9

*less than 1%

(1)	Based on 68,908,003 shares of our common stock issued and outstanding as of September 30, 2019.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)	Includes 491,666 shares of common stock issuable upon exercise of stock options.
(4)	Includes 708,332 shares of common stock issuable upon exercise of vested stock options.
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

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the years ended September 30, 2019 and 2018,  Eurema Consulting did not supply the Company with consulting services. As of September 30, 2019, and September 30, 2018, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is a majority shareholder of Panetta Partners, one of our principal shareholders and was a director of Arna Therapeutics Ltd. During the years ended September 30, 2019 and 2018,  Gabriele Cerrone did not supply the Company with consulting services. As of September 30, 2019, and September 30, 2018, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of our principal shareholders.  During the years ended September 30, 2019 and 2018,  Roberto Pellicciari did not supply the Company with consulting services. As of September 30, 2019, and September 30, 2018, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. Alessandro Padova is the chairman of Rasna Therapeutics Inc. and also serves on the Board of Directors of TES Pharma, one of the Company's suppliers. At September 30, 2019 and September 30, 2018, TES Pharma was owed $75,000 and $75,000 respectively.

Tiziana Life Sciences Plc ("Tiziana")

As at September 30, 2019 and September 30, 2018, the balance owed by Tiziana Life Sciences Plc was $14,335 and $237,867 respectively. As of the date these consolidated financial statements are issued, the related party receivable had not been fully collected. Kunwar Shailubhai, CEO and a director of our Company, is also a director of Tiziana. In addition, Tiziano Lazzaretti, our CFO, is also CFO of Tiziana. The Company is party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 9 for more details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by Marcum LLP, the Company’s current independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Year ended September 30,
	2019	2018
Audit fees(1)	$116,081	$256,092
Audit - related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$116,081	$256,092

_______________

(1)	Audit fees consist of fees for professional services performed by Marcum LLP, for the audit and review of our financial statements.

(2)	During the fiscal year ended September 30, 2019, our independent registered public accounting firm did not render any audit-related services.

(3)	During the fiscal year ended September 30, 2019, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for professional services performed in connection with consultations, due diligence procedures and related matters.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Rasna Therapeutics Inc. appearing on page 57 of this report.

(a) (2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they were required on, because the required information is included in the consolidated financial statements or the notes thereto.

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
10.1*

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
101

Financial statements from the annual report on Form 10-K of Rasna Therapeutics, Inc. for the year ended September 30, 2019, filed on January 13, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2020	RASNA THERAPEUTICS, INC.

	By:	/s/ Kunwar Shailubhai
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

Signature	Title(s)	Date

/s/ Kunwar Shailubhai
Kunwar Shailubhai	Director, Chief Executive Officer	January 13, 2020
(Principal Executive Officer)
/s/ Tiziano Lazzaretti
Tiziano Lazzaretti	Chief Financial Officer	January 13, 2020
(Principal Accounting and Financial Officer)
/s/ John Brancaccio
John Brancaccio	Director	January 13, 2020

/s/ Alessandro Padova
Alessandro Padova	Director	January 13, 2020

RASNA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rasna Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rasna Therapeutics, Inc. (the “Company”) as of  September 30, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019 in conformity with accounting principles general accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include, examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation of the financial statements.  We believe our audits provide a reasonable basis for our opinion.

/s/Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY

January 13, 2020

RASNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$50,068	$42,693
Prepayments and other receivables	7,176	66,936
Related party receivable	14,335	237,866
Total current assets	71,579	347,495

Property and equipment, net	1,949	5,420
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset - platform technology	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,874,303	4,877,774

Total assets	$4,945,882	5,225,269

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,590,589	$1,421,655
Related party payables	550,000	550,000
Convertible note payable	264,907	137,340

Total current liabilities	2,405,496	2,108,995

Deferred income taxes	3,034	10,618

Total liabilities	2,408,530	2,119,613

Commitments and contingencies (Note 12)	—	—

Shareholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized; 68,908,003 are issued and outstanding	68,909	68,909
Additional paid-in capital	19,780,252	19,412,176
Accumulated deficit	(17,311,809)	(16,375,429)
Total shareholders' equity	2,537,352	3,105,656
Total liabilities and shareholders' equity	$4,945,882	$5,225,269

 The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2019	2018
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	598,763	2,527,345
Research and development	14,373	324,608
Consultancy fees third parties and related parties	75,228	403,290
Legal and professional fees	226,806	812,730
Total operating expenses	915,170	4,067,973

Loss from operations	(915,170)	(4,067,973)

Other expense:
Interest expense	(27,567)	(2,340)
Foreign currency transaction loss	(1,227)	(3,955)
Other expense	(28,794)	(6,295)

Loss before provision for income taxes	(943,964)	(4,074,268)

Income tax (benefit)/expense	(7,584)	2,093

Net loss	$(936,380)	$(4,076,361)

Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.06)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2019,  AND  2018

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2017	68,908,003	$68,909	$18,267,895	$(12,299,068)	$6,037,736

Share based compensation	—	—	621,931	—	621,931
Net loss	—	—	—	(4,076,361)	(4,076,361)
Warrants issued for consultancy services	—	—	522,350	—	522,350
Balance at September 30, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

Share based compensation	—	—	368,076	—	368,076
Net loss	—	—	—	(936,380)	(936,380)
Warrants issued for consultancy services	—	—	—	—	—
Balance at September 30, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(936,380)	$(4,076,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	368,076	621,931
Warrants issued for consultancy services	—	522,350
Depreciation	3,471	4,833
Deferred income tax expense	(7,584)	2,093
Non cash interest expense	27,567	2,340
Write off related party receivable	—	28,931
Changes in operating assets and liabilities:
Prepayments and other receivables	59,760	62,221
Related party receivable	223,532	(237,866)
Accounts payable and accrued expenses	168,933	439,728
Related party payables	—	—
Net cash used in operating activities	(92,625)	(2,629,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,073)
Net cash used by investing activities	—	(4,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	100,000	135,000
Net cash provided by financing activities	100,000	135,000

Effect of foreign exchange rate on cash	—	3,955

Net increase/(decrease) in cash and cash equivalents	7,375	(2,494,918)

Cash and cash equivalent, beginning of period	42,693	2,537,611

Cash and cash equivalents, end of period	$50,068	$42,693

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

Rasna Therapeutics, Inc. (“Rasna DE", "Rasna Inc.” or the "Company"), is a biotechnology company incorporated in the State of Delaware on March 28, 2016. The Company is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

On April 27, 2016, Rasna Therapeutics Limited, a private limited company incorporated in England and Wales under the U.K. Companies Act (“Rasna UK”) sold its stake in Falconridge Holdings Limited, or Falconridge, to Rasna DE for  $1. This entity had no operations, assets or liabilities as of this date.

On May 17, 2016, Rasna DE and its subsidiary Falconridge entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Arna Therapeutics Limited, a British Virgin Islands company, or Arna, which was a clinical stage biotechnology company focused on drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia. Pursuant to the Merger Agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE in exchange for shares of Arna.

On August 15, 2016, Active With Me, Inc., or AWM, entered into an Agreement of Merger and Plan of Reorganization with Rasna DE, and Rasna Acquisition, providing for the merger of Rasna Acquisition with and into Rasna DE, (the “Merger”), with Rasna DE, surviving the Merger as a wholly owned subsidiary of AWM.

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE was treated as the accounting acquirer as its shareholders control the Company after the Merger and  AWM was treated as the legal acquirer.  As a result of the Merger, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Rasna DE as if Rasna DE had always been the reporting company. Since the transaction was treated as a reverse recapitalization for financial accounting and reporting purposes, no goodwill or other intangible assets were recorded by the Company.

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

Principles of Consolidation

In accordance with Accounting Standards Codification ("ASC") 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and has power to direct its significant activities. Upon review of the relationship between Rasna UK and Rasna Inc., Management determined that the equity investment in Rasna UK is not sufficient to fund its operations. Accordingly, Rasna Inc. is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna Inc. to fund its operations, and has the power to direct its significant activities. As a result, Rasna Inc. consolidates this variable interest entity, which has minimal activity and is in the process of being liquidated.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Rasna DE, and Rasna DE's subsidiary,  Arna Therapeutics Limited.  All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Business Combinations

Management accounts for business combinations under the provisions of ASC Topic 805-10, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Management is required to complete the purchase price allocation within 12 months of the acquisition date. If such completion of the allocation results in a change in the preliminary values, the measurement period adjustment will be recognized in the period in which the adjustment amount is determined in accordance with ASU 2015-16. The amounts reflected within the consolidated financial statements are the results of a purchase price allocation based on a final valuation report.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the carrying amount of intangible assets, to the fair values of stock based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the consolidated financial position and results of operations.

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and 2018, the Company's cash equivalents totaled $50,068 and $42,693, respectively.

Property and Equipment

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed in a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 3 years for property and equipment. Expenditures for repairs and maintenance are charged to operations as incurred. The Company periodically evaluates whether current events or circumstances indicate that the carrying life of the depreciable assets may not be recoverable.

Goodwill and Intangible assets

Intangible assets are made up of indefinite lived intangible assets, in-process research and development, (“IPR&D”) and certain intellectual property (“IP”). The balance of the indefinite lived intangible assets represents the platform technology that was acquired in 2013, which, at the time, was determined to have alternative future uses. IPR&D assets represent the fair value assigned to acquired technologies in a business combination, which at the time of the business combination had not reached technological feasibility and had no alternative future use. IP assets represent the fair value assigned to technologies, which at the time of acquisition have reached technological feasibility, however, had not yet been put into service. Intangible assets are considered to have an indefinite useful life until the completion or abandonment of the associated research and development projects.

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the year ended September 30, 2019 and 2018.

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

Research and development

Expenditures for research and development are charged to operations in the year in which they are incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditures are capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, the Company has not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available for tax reporting purposes, as well as other relevant factors. A valuation allowance may be established to reduce deferred tax assets to the amount that management believes is more likely than not to be realized. Due to inherent complexities arising from the nature of the business, future changes in income tax law and variances between actual and anticipated operating results, management makes certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

On December 22, 2017, The Tax Cuts and Jobs Act was signed into law and has resulted in significant change to the U.S corporate income tax system. These changes include a federal statutory rate reduction from 34% to 21%, a transition tax which applies to the repatriation of foreign earnings and profits, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation.

Changes in tax rates and tax laws are accounted for in the period of enactment.

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2019 and 2018.

Foreign Currency

Items included in the financial statements are measured using their functional currency, which is the currency of the primary economic environment in which the company operates. The accompanying financial statements are presented in United States Dollar (“USD”), which is the Company’s functional and presentational currency.

Foreign currency transactions are translated using the rate of exchange applicable at the date of the transaction. Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-translation at the year-end of monetary assets and liabilities denominated in foreign currencies are recognized in the statements of operations.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options, warrants and convertible loan notes, using the if-converted method in the determination of dilutive shares outstanding during each reporting period.

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2019	2018
Stock options	4,073,675	4,819,875
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	1,723,333	900,000
Total shares issuable upon exercise or conversion	7,723,509	7,646,376

The following is the computation of net loss per share for the following periods:

	For the Year Ended September 30,	For the Year Ended September 30,
	2019	2018
Net loss	$(936,380)	$(4,076,361)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.06)

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

Accounting Changes

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). Under this ASU, lessees will recognize a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability is to be measured as the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the rate implicit in the lease or, if not known, the lessee’s incremental borrowing rate.  The lessee’s income statement treatment for leases will vary depending on the nature of what is being leased.  A financing type lease is present when, among other matters, the asset is being leased for a substantial portion of its economic life or has an end-of-term title transfer or a bargain purchase option as in today’s practice.  The payment of the liability set up for such leases will be apportioned between interest and principal; the right-of use asset will be generally amortized on a straight-line basis.  If the lease does not qualify as a financing type lease, it will be accounted for on the income statement as rent on a straight-line basis.  The Company adopted the provisions of ASU 2016-02 effective October 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company adopted ASU 2017-01  on October 1, 2018 and it has not had a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues. The Company adopted ASU 2016-15 effective October 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.

In May 2017, The FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change on the terms or conditions. The Company adopted ASU 2017-09 effective October 1, 2018 on a prospective basis and it did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In July 2017, the FASB, issued ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.  The Company is currently evaluating the impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not plan to early adopt this ASU. The Company is currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities since inception, and as of September 30, 2019, had an accumulated deficit of $17,311,809, a net loss for the year ended September 30, 2019 of $936,380 and net cash used in operating activities of $92,625.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months and will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern within twelve months from the date these financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

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

Intangible Assets

On December 17, 2013, one of the Company’s shareholders, Panetta Partners Limited, transferred 5,000,000 of its shares in Arna Therapeutics Limited to Eurema Consulting S.r.l. and 5,000,000 shares in Arna Therapeutics Limited to TES Pharma S.r.l. In exchange for the shares, Panetta Partners Limited obtained intellectual property ("Platform Technology") from TES Pharma S.r.l and Eurema Consulting S.r.l. Panetta Partners Limited then assigned the Platform Technology to Arna Therapeutics Limited, which was accounted for as a capital contribution. The fair value of the shares exchanged for the IPR&D was $0.13 per share; in addition the issue price for shares in October 2013 was $0.13 per share (shares issued post acquisition of the IPR&D were issued at $0.28) and accordingly the Company valued the Platform Technology at $1.3 million.

On May 5, 2016, Rasna UK sold its intellectual property to Falconridge, a subsidiary of Rasna, for a note payable in the amount of $236,269. Rasna UK is considered a VIE and consolidated in these financial statements, however, is not an entity under common control as Rasna controlled both Falconridge and Rasna UK at the time of the transaction. This transaction eliminates on consolidation.

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

The following table summarizes the Company’s intangible assets as of the following periods:

	For the Year Ended September 30,
	2019	2018	Estimated Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual property	236,269	236,269	Indefinite
Indefinite lived intangible asset - platform technology	1,300,000	1,300,000	Indefinite
Total Intangible Assets	$2,149,369	$2,149,369

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of office equipment which is recorded at cost with an estimated useful life of 3 years, depreciated on a straight-line basis.

	September 30,
	2019	2018	Estimated Useful Life (years)
Office equipment	$15,447	$15,447	3
Less: accumulated depreciation	13,498	10,027
Property and equipment, net	$1,949	$5,420

Depreciation expense was $3,471 and $4,833 for the year ended September 30, 2019 and 2018, respectively.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	September 30,
	2019	2018
Accounts payable	$863,536	$719,830
Accrued expenses	727,053	701,825
	$1,590,589	$1,421,655

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $727,053 at September 30, 2019 is approximately $145,000 of accrued legal, accounting and professional fees, $208,000 of research and development fees, $22,000 for payroll related expenses, $234,000 for Directors fees, $60,000 for Consultancy fees, and $58,000 for credit card expenses. Included within the accrued expenses balance at September 30, 2018 was $72,000 of accrued legal, accounting and professional fees,$193,000 of research and development fees, $22,000 for payroll related expenses and $165,000 for Director fees, $155000 for Consultancy and legal fees, $68,000 for credit card expenses and $55,000 for patent related expenses.

7. WARRANTS

The Company had issued warrants to placement agents in lieu of fees for consultancy services and placement agent fees. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that all the warrants issued are classified as equity in additional paid in-capital.

The following table summarizes warrant activity for the years ended September 30, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2017	1,926,501	0.43	8.86	$6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2018	1,926,501	0.43	7.86	$6,875,819

Warrants exercisable at September 30, 2018	1,926,501	0.43	7.86	$6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2019	1,926,501	0.43	6.86	$—

Warrants exercisable at September 30, 2019	1,926,501	0.43	6.86	$—

8. CONVERTIBLE NOTES

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

In relation to the Convertible Promissory Note, the Company has also entered into an agreement with Garcer Bioventures , a broker who introduced the Holder to the Company. Under the terms of this agreement, should the Holder convert its principal amount into common stock of the Company, the Company will issue to Garcer Bioventures the number of shares equal to 10% of the number of shares of common stock issued to High Octane upon such conversion.

On October 19, 2018, the Company entered into a second 12% Convertible Promissory Note with the Holder with a maturity date of October 19, 2019. The Holder provided the Company with $100,000 in cash, which was received by the Company during the three months ended December 31, 2018, under the same terms as the first Note.

The Company has also entered into another agreement with Garcer Bioventures in lieu of fees, under the same terms as the earlier agreement.

In July 2019, the Company extended the maturity date of the Convertible Promissory Notes from August 8, 2019 and October 19, 2019 to August 8, 2020 and October 19, 2020, respectively. All other terms of the Convertible Promissory Notes remained the same.  The Amended Convertible Promissory Notes were accounted for as a modification of the original Convertible Promissory Notes as the change in the fair value of the embedded conversion option featured in the Convertible Promissory Notes immediately before and after the amendment did not exceed 10% of the carrying amount of the Convertible Promissory Notes.

The Company also evaluated the conversion option embedded in the Amended Convertible Promissory Notes and determined that the change in the fair value of the embedded conversion option of the Convertible Promissory Notes immediately before and after the extension was immaterial. The Company utilized a Monte Carlo simulation model to determine the fair value of the Amended Notes. The key assumptions used in the simulation model were:

	August 8 Note	October 19 Note
Stock Price at date of valuation	$0.15	$0.15
Exercise price	$0.65	$0.65
Risk-free interest rate	1.98%	1.98%
Expected dividend yield	0%	0%
Expected term (in years)	1.04	1.24
Expected Volatility	82%	82%

At September 30, 2019, there were 1,566,667 shares reserved for the conversion of the Notes and 156,667 shares were reserved in lieu of fees due to Garcer Bioventures.

Interest expense associated with the Note was $27,567 and $2,340 for the years ended September 30, 2019 and 2018, respectively.

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

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the years ended September 30, 2019 and 2018.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the years ended September 30, 2019 and 2018.

	Directors and Employees - Vesting period					Non - Employees - Vestion Period
	Immediate	1 Year	2 Years	3 Years	4 Years	Immediate	1 Year	2 Years	3 Years
Stock Price	$1.495-$1.55	$1.495-$4.00	$1.495-$4.00	$1.495-$4.00	$0.85-$4.00	$0.48	$0.480-$1.85	$0.480-$1.85	$0.150-$0.48
Expected life (years)	5	5.5	5.75	6	6.25	3.97	3.97	3.97	5.00
Expected volatility	85-89%	81-89%	81-89%	81-89%	81%	85-89%	85-89%	85-89%	62-62%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%	—%	—%
Risk-free interest rate	0.91%	0.91% - 1.57%	0.91% - 1.57%	0.91% - 1.57%	0.91% - 1.57%	104.80%	104.80%	104.80%	1.56%

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

The following table summarizes stock option activity for the years ended September 30, 2019and September 30, 2018

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2017	4,829,875	4,829,875	8.22	16,639,397

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	10,000	4.00	—	—

Outstanding balance at September 30, 2018	4,819,875	0.56	8.22	$16,639,397

Options exercisable at September 30, 2018	3,082,995	0.37	6.62	557,836

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(746,200)	0.32	—	—

Outstanding balance at September 30, 2019	4,073,675	0.59	6.37	$—

Options exercisable at September 30, 2019	3,183,925	0.48	6.04	$—

There were no options exercised during the years ended September 30, 2019and September 30, 2018  As of September 30, 2019, there was $187,453 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted-average period of 1.50 years.

The charges related to share-based compensation to directors, officers and employees are included within the general and administrative expense category in the statement of operations. For the years ended September 30, 2019 and September 30, 2018, the charges were $372,846 and  $621,931 respectively.

An additional $(4,770) and $($222,591) related to non-employees respectively, has been included within the consultancy fees third parties and related parties expense category in the statement of operations.

10    INCOME TAXES

The components of loss before income taxes consisted of the following:

	Year Ended September 30,	Year Ended September 30,
	2019	2018
US	$(943,964)	$(4,063,896)
Foreign	—	(10,372)
Total	$(943,964)	$(4,074,268)

As of September 30, 2019, the Company is expected to have net operating loss carryforwards of approximately $7.34 million for federal tax purposes, which will expire in 2037.  The utilization of these NOL's may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code section 382. The Company has determined that ownership changes may have occurred for Internal Revenue Code section 382 purposes and therefore, the ability of the Company to utilize its NOLs may be limited.

Income tax expenses attributable to income for continuing operations consists of:

	Year Ended September 30,	Year Ended September 30,
	2019	2018
Federal:
Current	—	—
Deferred	$ (306,125)	$(75,319)

Foreign:
Current	—	—
Deferred	—	—

State and local:
Current	—	—
Deferred	(83,193)	(345,541)

Change in valuation allowance	381,734	422,953

Income tax (benefit)/expense	$(7,584)	$2,093

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

	September 30,
	2019	2018
Deferred tax assets:
Accrued Compensation	$73,717	$53,854
Stock Compensation	453,767	365,607
Net operating losses	2,120,177	2,019,018
R&D Credit carryforward	148,715	—
Fixed assets	561	—
Total gross deferred tax asset	2,796,937	2,438,479

Less: valuation allowance	(2,784,801)	(2,438,300)

Net deferred tax asset	12,136	179

Deferred tax liabilities:
Intangible assets	(15,170)	(10,619)
Fixed assets	—	(178)
Total Deferred tax liabilities	(15,170)	(10,797)

Net Deferred Income Tax Liability	$(3,034)	$(10,618)

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the full amount of the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $2.79 million against the deferred tax asset that is not expected to be realized.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended September 30, 2019 and September 30, 2018.

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

	Year ended September 30,	Year ended September 30,
	2019	2018
Federal statutory rate	21.00%	25.08%
Permanent items	6.91%	(4.41)%
Foreign rate differential	—%	(0.06)%
2017 Stock based compensation true up	—%	—%
State taxes	6.96%	6.41%
Increase in valuation allowance	(40.42)%	(10.37)%
Impact of the change to Federal Statutory Tax	6.35%	(16.70)%

Effective income tax rate	0.80%	(0.05)%

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of September 30, 2019, open years related to the federal jurisdiction are fiscal years ending 2018, 2017 , and 2016 .

The Company has no open tax audits for the returns that were filed, with any tax authority as of September 30, 2019. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

11. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the years ended September 30, 2019 and 2018.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the years ended September 30, 2019 and 2018,  Eurema Consulting did not supply the Company with consulting services. As of September 30, 2019, and September 30, 2018, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company's principal shareholders and was a director of Arna Therapeutics Ltd. During the years ended September 30, 2019 and 2018, Gabriele Cerrone did not supply the Company with consulting services. As of September 30, 2019, and September 30, 2018, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company's principal shareholders.  During the years ended September 30, 2019 and 2018,  Roberto Pellicciari did not supply the Company with consulting services. As of September 30, 2019, and September 30, 2018, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. Alessandro Padova is the chairman of Rasna Therapeutics Inc. and also serves on the Board of Directors of TES Pharma, one of the Company's suppliers. At both September 30, 2019 and September 30, 2018, TES Pharma was owed $75,000.

Tiziana Life Sciences Plc ("Tiziana")

As at September 30, 2019 and 2018, the balance owed by Tiziana Life Sciences Plc was $14,335 and $252,746 respectively. As of the date these condensed consolidated financial statements are issued, the related party receivable had not been fully collected. Kunwar Shailubhai, CEO and a director of the Company, is also a director of Tiziana. In addition, Tiziano Lazzaretti, the Company's CFO, is also CFO of Tiziana. The Company is party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 9 for more details.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. At September 30, 2019 and September 30, 2018,  there was no balance owed to or from Panetta Partners Limited.

There is no interest charged on the balances with related parties. There are no defined repayment terms and such amounts can be called for payment at any time.

12.    COMMITMENTS AND CONTINGENCIES

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

The specific timing of the remaining milestones cannot be predicted and depend upon research and clinical developments. None of the milestones have been reached as of the date of these consolidated financial statements.

Lease Agreements

In January 2017, the Company entered into a lease agreement with Bucks County Biotechnology Centre Inc. in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2017 to January 31, 2018, of $13,480, plus and utility expense estimate of $237 per month. The lease has a renewable option.

Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee.

Employment Agreements

On May 24, 2017, the Company entered into an executive employment agreement with Kunwar Shailubhai to serve as Chief Executive Officer and Chief Scientific Officer for a remuneration of $300,000 per annum. Also included within the agreement is a performance related bonus of  35%  of base salary. Based on Board discretion, it is not probable that this performance obligation will be met, therefore no bonus has been accrued as of September 30, 2019.  On January 16 2019, this employment contract was terminated in recognition of the reduction in time spent on Rasna activities.

In June 2017, the Board of Directors awarded Dr Shailubhai 1,700,000 options to vest over a 4 year period, with an exercise price of $0.85 and a fair value at grant date of $985,081. The fair value of these options is $985,081.

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

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared administrative services including payroll and rent for the Lexington Avenue, NY  premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At September 30, 2019, $0 is due by Tiziana Life Sciences plc.

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

13. SUBSEQUENT EVENTS

On November 12, 2019, the Company issued a 12% convertible promissory note (the “Note”) in the principal amount of $57,500. The Note has a maturity date of November 12, 2020 and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest. The Holder provided us with $57,500 in cash, which we received in November 2019.

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

