Form 10-Q
period 2019-12-31
Rasna Therapeutics Inc.
filed 2020-02-14
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of February 14, 2020.

1

2

8

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$28,136	$50,068
Prepayments and other receivables	7,789	7,176
Related party receivable	—	14,335
Total current assets	35,925	71,579

Property and equipment, net	1,540	1,949
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,873,894	4,874,303

Total assets	$4,909,819	$4,945,882

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,593,232	$1,590,589
Related party payables	555,902	550,000
Convertible notes payable	331,168	264,907
Total current liabilities	2,480,302	2,405,496

Deferred income taxes	3,034	3,034

Total liabilities	2,483,336	2,408,530

Commitments (Note 8)

Shareholders' equity
Common stock, $0.001 par value, respectively; 200,000,000 shares authorized, of which 68,908,003 are issued and outstanding.	68,909	68,909
Additional paid-in capital	19,827,425	19,780,252
Accumulated deficit	(17,469,851)	(17,311,809)
Total shareholders' equity	2,426,483	2,537,352
Total liabilities and shareholders' equity	$4,909,819	$4,945,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2019	2018
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	131,436	184,565
Research and development	—	75,000
Consultancy fees	19,999	29,218
Legal and professional fees	(2,154)	110,545
Total operating expenses	149,281	399,328

Loss from operations	(149,281)	(399,328)

Other expense:
Interest on convertible notes payable	(8,761)	—
Foreign currency transaction loss	—	(1,975)
Total other expense	(8,761)	(1,975)

Loss from operations before income taxes	(158,042)	(401,303)

Income tax provision	—	—

Net loss	$(158,042)	$(401,303)

Basic and diluted net loss per share attributable to common shareholders	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 01, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

Share based compensation	—	—	128,236	—	128,236
Net loss	—	—	—	(401,303)	(401,303)

Balance at December 31, 2018	68,908,003	$68,909	$19,540,412	$(16,776,732)	$2,832,589

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 01, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	47,173	—	47,173
Net loss	—	—	—	(158,042)	(158,042)

Balance at December 31, 2019	68,908,003	$68,909	$19,827,425	$(17,469,851)	$2,426,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,042)	$(401,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	47,173	128,236
Depreciation	409	1,274
Other non-cash items	8,761	(2,340)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,643	112,812
Related party payable	5,902	—
Prepayments and other receivables	(613)	(262)
Related party receivable	14,335	105,334
Net cash used in operating activities	(79,432)	(56,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	57,500	100,000
Net cash provided by financing activities	57,500	100,000

Effect of foreign exchange rate	—	1,113

Net change in cash	(21,932)	44,864

Cash, beginning of period	50,068	42,693

Cash, end of period	$28,136	$87,557

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

These unaudited condensed consolidated financial statements are presented in United States dollars (“USD”) which is also the functional currency of the primary economic environment in which the Company operates. See Note 2, foreign currency policy.

2.    ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated.

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the "SEC”) and United States generally accepted accounting principles (“US GAAP”) for interim reporting. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements.Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended September 30, 2019 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on January 13, 2020.  The accompanying unaudited condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States) but in the opinion of management, include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The results of the operations for the three months ended December 31, 2019 may not be indicative of the results that may be expected for the year ending September 30, 2020.

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

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna Therapeutics Ltd, as well as the operations of Rasna Inc. for the period from May 17, 2016 through December 31, 2019. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the fair values of share based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the consolidated financial position and results of operations.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options, warrants and convertible loan notes, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants and convertible loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	December 31, 2019	December 31, 2018
Stock options	3,973,675	4,076,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	2,145,000	361,538
Total shares issuable upon exercise or conversion	8,045,176	6,364,714

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net loss for the period	$(158,042)	$(401,303)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.00)	$(0.01)

Recent Accounting Pronouncements

In July 2017, the FASB, issued ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the provisions of ASU 2017-11 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted the provisions of ASU 2018-07 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at December 31, 2019, had an accumulated deficit of $17,469,851, a net loss for the three months ended December 31, 2019 of $158,042 and net cash used in operating activities of $79,432.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months and will require significant additional cash resources to launch new development phases of existing products in its pipeline.

In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern one year from the date of this filing. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern one year from the date of this filing. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	December 31,	September 30,
	2019	2019
Goodwill	$2,722,985	$2,722,985

The Company performed an impairment analysis and no impairment was determined. Therefore no impairment was recorded as of December 31, 2019 and September 30, 2019.

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

The IPR&D and intellectual property are considered to have an indefinite life and there were no impairment charges recognized during the December 31, 2019 and the period ended September 30, 2019.

The following table summarizes the Company’s intangible assets as of the following periods:

	December 31,	September 30,
	2019	2019	Estimated
	(Unaudited)		Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual Property	236,269	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
	$2,149,369	$2,149,369

5.    SHARE-BASED COMPENSATION

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

Share-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the three months ended December 31, 2019 and 2018.

The fair value of stock options was valued using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

The following table summarizes stock option activity for the three months ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2019	4,073,675	0.59	6.37	$-

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(100,000)	(0.40)	—	—

Outstanding balance at December 31, 2019	3,973,675	0.60	6.1	$—

Options exercisable at December 31, 2019	3,083,925	0.48	5.76	$—

As of December 31, 2019, there was  $140,279 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.67 years.

For the three months ended December 31, 2019 $47,173 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. No costs related to non-employees have been included within the consultancy fees expense category in the unaudited condensed consolidated interim financial statements.

For the three months ended December 31, 2018 $119,017 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the unaudited condensed consolidated interim financial statements. An additional $9,218 related to non-employees respectively, has been included within the consultancy fees expense category in the unaudited condensed consolidated interim financial statements.

6.    CONVERTIBLE NOTES

On August 8, 2018, the Company entered into a 12% Convertible Promissory Note with High Octane Bioresearch Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $135,000 in cash, which was received by the Company during the year ended September 30, 2019. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 12%, with principal and accrued interest on the Note due and payable on August 9, 2019 (unless converted under terms and provisions as set forth within the Agreement). The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Agreement, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

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

On November 12, 2019, the Company entered into a third 12% Convertible Promissory Note with the Holder with a maturity date of November 12, 2020. The Holder provided the Company with $57,500 in cash, which was received by the Company during the three months ended December 31, 2019, under the same terms as the earlier Notes.

At December 31, 2019, there were 1,950,000 shares reserved for the conversion of the Notes and 195,000 shares were reserved in lieu of fees due to Garcer Bioventures.

Interest expense associated with the convertible notes was $8,761 and $0 for the three months ended December 31, 2019 and 2018, respectively.

7.    RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the three months ended December 31, 2019 and 2018.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three months ended December 31, 2019 and December 31, 2018  Eurema Consulting did not supply the Company with consulting services. As of December 31, 2019, and September 30, 2019, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is is the majority shareholder of Panetta Partners, one of the Company's principal shareholders and was a director of Arna Therapeutics Ltd. During the three months ended December 31, 2019 and December 31, 2018  Gabriele Cerrone did not supply the Company with consulting services. As of December 31, 2019, and September 30, 2019, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company's principal shareholders. During the three months ended December 31, 2019 and December 31, 2018 Roberto Pellicciari did not supply the Company with consulting services. As of December 31, 2019, and September 30, 2019, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. Alessandro Padova is the chairman of Rasna Therapeutics Inc. and also serves on the Board of Directors of TES Pharma, one of the Company's suppliers. At December 31, 2019 and September 30, 2019, TES Pharma was owed $75,000.

Tiziana Life Sciences Plc ("Tiziana")

As at December 31, 2019 and September 30, 2019, a balance was owed to Tiziana Life Sciences Plc of $5,902 and was owed by Tiziana Life Sciences Plc of $252,746 respectively. As of the date these unaudited condensed consolidated financial statements are issued, the related party payable had not been paid. Kunwar Shailubhai, the Company's former CEO and a director of the Company, is also a director of Tiziana. In addition, Tiziano Lazzaretti, the Company's CFO, is also CFO of Tiziana. The Company is party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 8 for more details.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. At December 31, 2019 and September 30, 2019,  there was no balance owed to or from Panetta Partners Limited. In February 2020, the Company entered into a 12 % Convertible Promissory Note with Panetta Partners for $31,000 with a maturity date of February 07, 2021.

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

Lease Agreements

In February 2018, the Company renewed its lease agreement with the same terms, with Bucks County Biotechnology Centre Inc. in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provides for annual basic lease payments from February 1, 2019 to January 31, 2020 of $13,480, plus utility expense of $237 per month. The Company did not renew this lease after January 31, 2020.

During the three months ended December 31, 2019, the Company did not incur any rental expenses related to this agreement as these costs were recharged to Tiziana Life Sciences PLC under the shared services agreement.

Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of  $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee. During the three months ended December 31, 2019 the Company incurred approximately $20,000  of consultancy expenses related to this agreement. At December 31, 2019 an additional $6,666 has been prepaid for fees relating to January 2020.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. At December 31, 2019 $5,902 is due from Tiziana Life Sciences PLC.

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

9.    SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2019 through to the date these condensed consolidated financial statements were issued, for matters that required disclosure our adjustment in these condensed consolidated financial statements.

On  February 06, 2020, the Company announced that Dr. Kunwar Shailubhai had resigned as the CEO of Rasna Therapeutics, Inc.

On February 07, 2020, The Company issued a 12% convertible promissory note (the "Note") in the principal amount of $31,000. The note has a maturity date of February 07, 2021 and is convertible by the holder at any time into shares of the Company's common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest. The Holder provided us with $31,000 in cash, which we received in February 2020.
15

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Transitional Report on Form 10-K filed on January 13, 2020 under the heading “Risk Factors,” which are incorporated herein by reference.

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

Company Background

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. Since our inception, we have funded our operations primarily through the issuance of equity securities and convertible notes.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years, and at December 31, 2019, had an accumulated deficit of $17,469,851, a net loss for the three months ended December 31, 2019 of $158,042 and net cash used in operating activities of $79,432.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of March 2020, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern one year from the date of this filing. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern one year from the date of this filing. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended December 31, 2019 and 2018

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	131,436	184,565
Research and development	—	75,000
Consultancy fees	19,999	29,218
Legal and professional fees	(2,154)	110,545
Total operating expenses	149,281	399,328

Loss from operations	(149,281)	(399,328)

Other expense:
Interest on convertible notes payable	(8,761)	—
Foreign currency transaction gain	—	(1,975)
Other expense	(8,761)	(1,975)

Net loss	$(158,042)	$(401,303)

Revenues

There were no revenues for the three months ended December 31, 2019 and 2018 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended December 31, 2019 decreased to $149,281 from $399,328 for the three months ended December 31, 2018, a decrease of $250,047. The decrease is primarily attributable to a reduction in payroll and travel expenses reflecting the decreased activity in the Company (approximately $53,000), the absence of any R&D related activities in the quarter (approximately $75,000), a reduction in professional fees relating to patent costs ($47,000), a decrease in fees for legal and payroll services ($40,000) and a professional fees accrual reversal ($26,000).

Net Loss

Net loss for the three months ended December 31, 2019 decreased to $158,042 from $401,303 for the three months ended December 31, 2018, a decrease of $243,261. The decrease is primarily attributable to a reduction in payroll and travel expenses reflecting the decreased activity in the Company (approximately $53,000), the absence of any R&D related activities in the quarter (approximately $75,000), a reduction in professional fees relating to patent costs as patents were maintained rather than filed ($47,000), a decrease in fees for legal and payroll services ($40,000) and a professional fees accrual reversal ($26,000).

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

On November 12, 2019, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $57,500 with a maturity date of November 12, 2020. The Note  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On February 07, 2020, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $31,0000 with a maturity date of February 07,2021. The Note  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

Both Notes contain an anti-dilution provision, which adjusts the conversion price in the event of an issuance by us of common stock below the then effective conversion price.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	December 31, 2019	September 30, 2019	Change
	(Unaudited)
Current assets	$35,925	$71,579	$(35,654)
Current liabilities	$2,480,302	$2,405,496	$74,806
Working capital	$(2,444,377)	$(2,333,917)	$(110,460)

We had a cash balance of $28,136 and $50,068 at December 31, 2019 and September 30, 2019, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended December 31
	2019	2018	Increase
Net cash used in operating activities	$(79,432)	$(56,249)	$(23,183)
Net cash used in investing activities	$—	$(4,073)	$—
Net cash provided by financing activities	$57,500	$100,000	$(42,500)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $79,432 for the three months ended December 31, 2019 compared to $56,249 for the three months ended December 31, 2018. The net loss of $158,042 for the three months ended December 31, 2019 was partially offset primarily by non-cash share based compensation of $47,173, interest accrued on the Convertible Loan Notes of $8,761 and changes in operating assets and liabilities of $22,267. The net loss of $401,303 for the three months ended December 31, 2018 was partially offset by non-cash items such as share based compensation of  $128,236, consulting expense for warrants issued of ($2,340) and changes in operating assets and liabilities of $217,884.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of a convertible note of  $57,500 for the three months ended December 31, 2019 compared to $100,000 of proceeds from the issuance of a convertible note during the three months ended December 31, 2018.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K as of and for the period ended September 30, 2019.

ITEM 6. EXHIBITS

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting OfficervPursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

February 14, 2020	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

