Form 10-Q
period 2020-03-31
Rasna Therapeutics Inc.
filed 2020-06-30
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of June 29, 2020.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the “Order”). We filed a Form 8-K on April 24, 2020, indicating our reliance on the relief granted by the Order and the necessity to rely on such relief due to circumstances related to COVID-19 pandemic. In particular, the COVID-19 pandemic has caused severe disruptions in access to our facilities, resulting in limited support from our staff, as well as disruptions in the focus of our management that has dedicated time and resource to mitigating the effects of the pandemic. These effects, in turn, delayed our ability to file this Quarterly Report on its original due date.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$5,945	$50,068
Prepayments	52,923	7,176
Related party receivable	10,960	14,335
Total current assets	69,828	71,579

Property and equipment, net	1,132	1,949
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset - platform technology	1,300,000	1,300,000
Goodwill	2,722,985	2,722,985
Total non-current assets	4,873,486	4,874,303

Total assets	$4,943,314	$4,945,882

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,658,735	$1,593,623
Related party payables	550,000	550,000
Loan payable - related party	65,000	—
Convertible notes payable	391,561	264,907
Total current liabilities	2,665,296	2,408,530

Deferred income taxes	—	—

Total liabilities	2,665,296	2,408,530

Commitments and contingencies (Note 8)

Shareholders' equity
Common stock, $0.001 par value; 200,000,000 shares authorized; 68,908,003 shares issued and outstanding	68,909	68,909
Additional paid-in capital	19,869,933	19,780,252
Accumulated deficit	(17,660,824)	(17,311,809)
Total shareholders' equity	2,278,018	2,537,352
Total liabilities and shareholders' equity	$4,943,314	$4,945,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	107,015	198,943	238,451	383,507
Research and development	—	—	—	75,000
Consultancy fees	19,998	11,977	39,997	41,195
Legal and professional fees	54,567	52,371	52,413	162,916
Total operating expenses	181,580	263,291	330,861	662,618

Loss from operations	(181,580)	(263,291)	(330,861)	(662,618)

Other expense:
Interest on convertible notes payable	(9,393)	—	(18,154)	—
Foreign currency transaction loss	—	(2,070)	—	(4,046)
Total other expense	(9,393)	(2,070)	(18,154)	(4,046)

Loss from operations before income taxes	(190,973)	(265,361)	(349,015)	(666,664)

Income tax provision	—	—	—	—

Net loss	$(190,973)	$(265,361)	$(349,015)	$(666,664)

Basic and diluted net loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 01, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

Share based compensation	—	—	220,687	—	220,687
Warrants issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(666,664)	(666,664)

Balance at March 31, 2019	68,908,003	$68,909	$19,632,863	$(17,042,093)	$2,659,679

	Six Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 01, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	89,681	—	89,681
Warrants issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(349,015)	(349,015)

Balance at March 31, 2020	68,908,003	$68,909	$19,869,933	$(17,660,824)	$2,278,018

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	68,908,003	$68,909	$19,540,412	$(16,776,732)	$2,832,589

Share based compensation	—	—	92,451	—	92,451
Warrants issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(265,361)	(265,361)

Balance at March 31, 2019	68,908,003	68,909	$19,632,863	$(17,042,093)	$2,659,679

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	68,908,003	$68,909	$19,827,425	$(17,469,851)	$2,426,483

Share based compensation	—	—	42,508	—	42,508
Warrants issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(190,973)	(190,973)

Balance at March 31, 2020	68,908,003	$68,909	$19,869,933	$(17,660,824)	$2,278,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(349,015)	$(666,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	89,681	220,687
Depreciation	817	2,654
Interest accrued	18,154	8,145
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	65,112	150,493
Prepayments and other receivables	(45,747)	23,438
Related party receivable	3,375	160,967
Net cash used in operating activities	(217,623)	(100,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable - related party	65,000	—
Proceeds from issuance of convertible note payable	108,500	100,000
Net cash provided by financing activities	173,500	100,000

Effect of foreign exchange rate	—	—

Net change in cash	(44,123)	(280)

Cash, beginning of period	50,068	42,693

Cash, end of period	$5,945	$42,413

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

On April 27, 2016, Rasna Therapeutics Limited, a private limited company incorporated in England and Wales under the U.K. Companies Act (“Rasna UK”) sold its stake in Falconridge Holdings Limited, or Falconridge, to Rasna DE for  $1. Falconridge had no operations, assets or liabilities as of this date.

On May 17, 2016, Rasna DE and  Falconridge entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Arna Therapeutics Limited, a British Virgin Islands company, or Arna, which was a clinical stage biotechnology company focused on drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia. Pursuant to the Merger Agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE in exchange for shares of Arna.

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

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the "SEC”) and United States generally accepted accounting principles (“US GAAP”) for interim reporting. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended September 30, 2019 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on January 13, 2020.  The accompanying unaudited condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The results of the operations for the six months ended March 31, 2020 may not be indicative of the results that may be expected for the year ending September 30, 2020.

Principles of Consolidation

In accordance with Accounting Standards Codification ("ASC")  810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and for which the Company has the power to direct its significant activities. Upon review of the relationship between Rasna UK and Rasna Inc., Management determined that the equity investment in Rasna UK was not sufficient to fund its operations. Accordingly, Rasna Inc. was considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from Rasna Inc. to fund its operations, and for which the Company has the power to direct its significant activities. As a result, Rasna Inc. consolidates this variable interest entity, which has minimal activity and is in the process of being liquidated.

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna U.K,  as well as the operations of Rasna Inc. for the period from May 17, 2016 through March 31, 2020. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the fair values of share based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the Company's consolidated financial position and results of operations.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options, warrants and convertible loan notes, using various methods such as the treasury stock, modified treasury stock, and if converted methods in the determination of dilutive shares outstanding during each reporting period.

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants and convertible loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31, 2020	March 31, 2019
Stock options	3,948,675	4,076,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	564,615	—
Total shares issuable upon exercise or conversion	6,439,791	6,003,176

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net loss for the period	$(190,973)	$(265,361)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$0.00	$0.00

	For the Six Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net loss for the period	$(349,015)	$(666,664)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Accounting Changes

In July 2017, the Financial Accounting Standards Board (the "FASB"), issued ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815, Derivatives and Hedging, on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the provisions of ASU 2017-11 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which addresses the concerns over the cost and complexity of the two-step impairment test, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for periods beginning after December 15, 2019. The Company adopted the provisions of ASU 2017-04 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

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

 Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company has not yet evaluated the effect that this update will have on its financial statements and related disclosures.

In  December 2019,  the  FASB  issued  ASU 2019-12,  Income  Taxes  -  Simplifying  the  Accounting  for  Income  Taxes  (“ASU 2019-12”).  Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company has not yet evaluated the effect that this update will have on its financial statements and related disclosures.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.    GOING CONCERN

The Company has no present revenue and has experienced net losses and significant cash outflows from cash used in operating activities since inception, and at March 31, 2020, had an accumulated deficit of $(17,660,824), a net loss for the six months ended March 31, 2020 of $(349,015) and net cash used in operating activities of $(217,623) for the  six months ended March 31, 2020.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months and will require significant additional cash resources to launch new development phases of existing products in its pipeline.

In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the date of this filing. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern one year from the date of this filing. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

4.    GOODWILL AND INTANGIBLE ASSETS

On May 17, 2016, the Company acquired an entity and, at initial purchase price, it was determined that there was $236,269 of intellectual property, $613,100 of in-process research and development ("IPR&D") and $2,722,985 of goodwill.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	March 31,	September 30,
	2020	2019
Goodwill	$2,722,985	$2,722,985

The Company performed an impairment analysis and no impairment was determined. Therefore, no impairment was recorded as of March 31, 2020 and September 30, 2019.

Intangible Assets

On December 17, 2013 one of the Company’s shareholders, Panetta Partners Limited, transferred 5,000,000 of its shares in Arna Therapeutics Limited to Eurema Consulting S.r.l. and 5,000,000 shares in Arna Therapeutics Limited to TES Pharma S.r.l. In exchange for the shares, Panetta Partners Limited obtained intellectual property ("Platform Technology") from TES Pharma S.r.l and Eurema Consulting S.r.l. Panetta Partners Limited then assigned the Platform Technology to Arna Therapeutics Limited, which was accounted for as a capital contribution. The fair value of the shares exchanged for the IPR&D was $0.13 per share; in addition the issue price for shares issued in October 2013 was $0.13 per share (shares issued post acquisition of the IPR&D were issued at $0.28) and accordingly the Company valued the Platform Technology at $1.3 million.

On May 5, 2016, Rasna UK sold its intellectual property to Falconridge for a note payable in the amount of $236,269. Rasna UK is considered a VIE and consolidated in these financial statements, however, is not an entity under common control as Rasna controlled both Falconridge and Rasna UK at the time of the transaction, this transaction eliminates on consolidation.

The Company retained a Clinical Research Organisation ("CRO") to perform all related research and development associated with IPR&D related to LSD‐1. Pursuant to the terms of of the license agreement dated January 1, 2015, between the CRO and Rasna, the Company agreed to pay approximately $111,000 (EUR 100,002) for costs incurred to date and to perform research and development on a going forward basis. Additionally, the Company entered into an amended license agreement whereby Rasna agreed to pay the CRO an additional amount of approximately $502,000,  (EUR 435,000) as of May 17, 2016, regarding services rendered between September 9, 2014 to May 17, 2016. Based on the cost approach, the IPR&D was fair valued at $613,100.

At the time of the acquisition, the Company had reasonably expected to use the Platform Technology, in the asset’s then current state, in two independent research projects that had not commenced as of the date of the acquisition. The Company’s research projects applied the conclusions reached in the Platform Technology to develop treatments for acute myeloid leukemia ("AML") through reformulation of certain available pharmaceuticals and independent development of a new pharmaceutical treatment. Both research projects were initiated shortly after the Platform Technology was acquired and continue through the date of the financial statements.

At the time of acquisition, and at present, no legal, regulatory, contractual, competitive, economic, or other factors were present that would constrain the useful life of the asset to the Company. The agreement to purchase the asset has no provisions that would limit the timeframe of use, legally, contractually or economically, and the asset remains a competitive platform for results in the treatment of AML and lymphoma. Specifically, the agreement irrevocably assigns all rights and title to the asset, without limitation or contingencies. No limitations or alternative technology has emerged that would suggest obsolescence or a change in the competitive landscape for the Platform Technology as of the most recent reporting period. In addition, the Company has concluded that the useful life of the Platform Technology at the time of acquisition was beyond a foreseeable horizon, and therefore the asset is classified as an indefinite lived intangible asset.

The IPR&D and intellectual property are considered to have indefinite lives and there were no impairment charges recognized during the six months ended March 31, 2020 or the year ended September 30, 2019.

The following table summarizes the Company’s intangible assets as of the following periods:

	March 31,	September 30,
	2020	2019	Estimated
	(Unaudited)		Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual Property	236,269	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
	$2,149,369	$2,149,369

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

Share-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the six months ended March 31, 2020 and 2019.

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

The following table summarizes stock option activity for the six months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2019	4,073,675	0.59	6.37	$—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(125,000)	(1.12)	—	—

Outstanding balance at March 31, 2020	3,948,675	0.57	5.85	$—

Options exercisable at March 31, 2020	3,071,425	0.47	5.50	$—

As of March 31, 2020, there was $87,625 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.05 years.

For the three and six months ended March 31, 2020 $42,508 and $89,681, respectively,  related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements. No costs related to non-employees have been included within the consultancy fees expense category in the unaudited condensed consolidated interim financial statements.

For the three and six months ended March 31, 2019 $107,140 and $226,157 , respectively, related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements. An additional $(14,689) and $(5,470) related to decreases in the fair value of awards granted to non-employees for the three and six months ended March 31, 2019, for respectively, has been included within the consultancy fees expense category in the accompanying unaudited condensed consolidated interim financial statements.

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

In relation to the Convertible Promissory Note, the Company has also entered into an agreement with Garcer Bioventures, a broker who introduced the Holder to the Company. Under the terms of this agreement, should the Holder convert its principal amount into common stock of the Company, the Company will issue to Garcer Bioventures the number of shares equal to 10% of the number of shares of common stock issued to High Octane upon such conversion.

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

In July 2019, the Company extended the maturity dates of the Convertible Promissory Notes from August 8, 2019 and October 19, 2019 to August 8, 2020 and October 19, 2020, respectively. All other terms of the Convertible Promissory Notes remained the same.  The Amended Convertible Promissory Notes were accounted for as a modification of the original Convertible Promissory Notes as the change in the fair value of the embedded conversion option featured in the Convertible Promissory Notes immediately before and after the amendment did not exceed 10% of the carrying amount of the Convertible Promissory Notes.

On November 12, 2019, the Company entered into a third 12% Convertible Promissory Note with the Holder with a maturity date of November 12, 2020. The Holder provided the Company with $57,500 in cash, which was received by the Company during the three months ended December 31, 2019, under the same terms as the earlier Notes.

In February 2020, the Company entered into a fourth 12% Convertible Promissory Note with the Holder with a maturity date of February 7, 2021. The Holder provided the Company with $31,000 in cash, which was received by the Company during the three months ended March 31, 2020, under the same terms as the earlier Notes.

In March 2020, the Company entered into a fifth 12% Convertible Promissory Note with the Holder with a maturity date of March 20, 2021. The Holder provided the Company with $20,000 in cash, which was received by the Company during the three months ended March 31, 2020, under the same terms as the earlier Notes.

At March 31, 2020, there were 528,461 shares reserved for the conversion of the Notes and 36,153 shares were reserved in lieu of fees due to Garcer Bioventures.

Interest expense associated with the convertible notes was $18,154 and $— for the six months ended March 31, 2020 and 2019 respectively.

7.    RELATED PARTY TRANSACTIONS

 The following is a summary of the related party transactions for the periods presented.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three and six months ended March 31, 2020 and March 31, 2019  Eurema Consulting did not supply the Company with consulting services. As of March 31, 2020, and September 30, 2019, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company's principal shareholders and was a director of Arna Therapeutics Ltd. As of March 31, 2020, and September 30, 2019, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company's principal shareholders. During the three and six months ended March 31, 2020 and March 31, 2019 Roberto Pellicciari did not supply the Company with consulting services. As of March 31, 2020, and September 30, 2019, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. Alessandro Padova is the chairman of Rasna Therapeutics Inc. and also serves on the Board of Directors of TES Pharma, one of the Company's suppliers. At March 31, 2020 and September 30, 2019, TES Pharma was owed $75,000.

Tiziana Life Sciences Plc ("Tiziana")

The Company is party to a Shared services agreement with Tiziana, whereby the Company is charged for shared services and rent, see Note 8 for more details. Tiziana has agreed to waive all charges for shared services from October 2018 onwards, until further notice due to the amounts relating to the Company, being the amounts are de minimis. No amounts were therefore due during the quarter with regards to this agreement. Tiziano Lazzaretti, the Company's CFO, is also CFO of Tiziana, and Kunwar Shailubhai, the Company's former CEO and a director of the Company, is also a director of Tiziana.

As of March 31, 2020 and September 30, 2019, the Company made payments on behalf of Tiziana of  $10,960 and $14,335, respectively, which are recorded as a related party receivable in the accompanying condensed consolidated balance sheets. This was repaid in full by Tiziana in April 2020.

On March 31, 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. In February 2020, the Company entered into a 12 % Convertible Promissory Note with Panetta Partners for $31,000 with a maturity date of February 07, 2021.

There is no interest charged on the balances with related parties. Apart from the Convertible Promissory Notes, there are no defined repayment terms and such amounts can be called for payment at any time.

8.    COMMITMENTS AND CONTINGENCIES

License Agreements

In November 2016, the Company entered into a license agreement with Profs. Falini and Martelli, wherein it obtained the exclusive rights related to the use or reformulation of Actinomycin D (Act D; a.k.a. Dactinomycin) and intends to utilize these rights for the development of new product. In connection with this agreement, the Company was committed to paying milestone payments, the first being a $57,046 ( EUR 50,000) payment to be paid six months after the agreement was signed. The payment was made to Profs. Falini and Martelli in June 2017.

The specific timing of the remaining milestones cannot be predicted and depends upon research and clinical developments. None of the milestones have been reached as at the date of these unaudited financial statements. See Note 9 Subsequent events regarding the sale of  Actinomycin D.

Lease Agreements

In February 2018, the Company renewed its lease agreement with the same terms, with Bucks County Biotechnology Centre Inc. in Doylestown Pennsylvania, where certain employees of the Company are based. The lease provided for annual basic lease payments from February 1, 2019 to January 31, 2020 of $13,480, plus utility expense of $237 per month. The Company did not renew this lease after January 31, 2020.

During the six months ended March 31, 2020, the Company did not incur any rental expenses related to this agreement as these costs were recharged to Tiziana under the shared services agreement.

Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of  $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee. During the six months ended March 31, 2020 the Company incurred approximately $40,000 of consultancy expenses related to this agreement.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana. Under the terms of this agreement, the Company will be charged for shared services including payroll and rent for the Lexington Avenue premises, on a monthly basis based on allocated costs incurred. This agreement became effective from January 1, 2017.  (see Note 7). Tiziana has agreed to waive all charges for shared services from October 2018 onwards, until further notice.

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

9.    SUBSEQUENT EVENTS

On April 16, 2020, the Company entered into an asset purchase agreement with Tiziana pursuant to which the Company agreed to sell all of the intellectual property relating to a nanoparticle-based formulation of Act D to Tiziana in exchange for an upfront payment of $120,000 and milestone payments of up to an aggregate $630,000.
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

On May 17, 2016, Rasna DE and its subsidiary Falconridge Holdings Ltd, or Falconridge, entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Arna Therapeutics Limited, a British Virgin Islands company, or Arna, which was a clinical stage biotechnology company focused on drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia. Pursuant to the Merger Agreement, Arna was merged into Falconridge and the shareholders of Arna were issued shares of Rasna DE in exchange for shares of Arna.

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

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AWM’s operations were disposed of prior to the consummation of the transaction.  Rasna DE was treated as the accounting acquirer as its shareholders control the Company after the Merger, even though AWM was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Rasna DE as if Rasna DE had always been the reporting company. Since AWM had no operations upon the Merger taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger Agreement.

We only have one segment of activity, which is that of a biotechnology company focused on targeted drugs to treat diseases in oncology and immunology, mainly focusing on the treatment of leukemia and lymphoma.

The Company is currently looking into raising funds to progress its R&D pipeline.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with US GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Basis of preparation

The accompanying financial statements have been prepared in conformity with US GAAP. Any reference in these notes to applicable guidance is meant to refer to US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“the FASB”).

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at March 31, 2020, had an accumulated deficit of $17,660,824, a net loss for the six months ended March 31, 2020 of $349,015 and net cash used in operating activities of $217,623 for the six months ended March 31, 2020.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months and will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern one year from the date of this filing. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern one year from the date of this filing. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Six Months Ended March 31, 2020 and 2019

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	238,451	383,507
Research and development	—	75,000
Consultancy fees	39,997	41,195
Legal and professional fees	52,413	162,916
Total operating expenses	330,861	662,618

Loss from operations	(330,861)	(662,618)

Other expense:
Interest on convertible notes payable	(18,154)	—
Foreign currency transaction gain	—	(4,046)
Other expense	(18,154)	(4,046)

Net loss	$(349,015)	$(666,664)

Revenues

There were no revenues for the six months ended March 31, 2020 and 2019 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the six months ended March 31, 2020 decreased to $330,861 from $662,618 for the six months ended March 31, 2019, a decrease of $331,757. The decrease is primarily attributable to a reduction in payroll and travel expenses reflecting the decreased activity in the Company (approximately $145,000), the absence of any R&D related activities (approximately $75,000), a reduction in professional fees relating to patent costs ($30,000), and a decrease in fees for legal and payroll services ($80,000). This is a result of the Company having insufficient cash resources to fund its operations.

Net Loss

Net loss for the six months ended March 31, 2020 decreased to $349,015 from $666,664 for the six months ended March 31, 2019, a decrease of $317,649. The decrease is primarily attributable to a reduction in payroll and travel expenses reflecting the decreased activity in the Company (approximately $145,000), the absence of any R&D related activities in the quarter (approximately $75,000), a reduction in professional fees relating to patent costs ($30,000), a decrease in fees for legal and payroll services ($80,000), partially offset by an increase in the interest accrued for convertible loan notes of approximately $18,000 . This is a result of the Company having insufficient cash resources to fund its operations.

Liquidity and Capital Resources

We believe we will require significant additional cash resources to continue to launch new development phases of existing products in the Company's pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

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

On February 07, 2020, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $31,000 with a maturity date of February 07, 2021. The Note  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On March 20, 2020, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $20,000 with a maturity date of March 20, 2021. The Note  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

All Notes contain an anti-dilution provision, which adjusts the conversion price in the event of an issuance by us of common stock below the then effective conversion price.

On April 16, 2020, we entered into an asset purchase agreement with Tiziana pursuant to which we agreed to sell all of the intellectual property relating to a nanoparticle-based formulation of Act D to Tiziana in exchange for an upfront payment of $120,000 and milestone payments of up to an aggregate $630,000.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	March 31, 2020	September 30, 2019	Change
	(Unaudited)
Current assets	$69,828	$71,579	$(1,751)
Current liabilities	$2,665,296	$2,408,530	$256,766
Working capital deficit	$(2,595,468)	$(2,336,951)	$(258,517)

We had a cash balance of $5,945 and $50,068 at March 31, 2020 and September 30, 2019, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended March 31,
	2020	2019	Increase
Net cash used in operating activities	$(217,623)	$(100,280)	$(117,343)
Net cash used in investing activities	$—	$(4,073)	$—
Net cash provided by financing activities	$173,500	$100,000	$73,500

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $217,623 for the six months ended March 31, 2020 compared to $100,280 for the six months ended March 31, 2019. The net loss of $349,015 for the six months ended March 31, 2020 was partially offset primarily by non-cash share based compensation of $89,681, interest accrued on the Convertible Loan Notes of $18,154 and changes in operating assets and liabilities of $22,740. The net loss of $666,664 for the six months ended March 31, 2019, was partially offset by non-cash items such as share based compensation of  $220,687, depreciation expense of $2,654 and changes in operating assets and liabilities of $334,898.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of a convertible note of  $173,500 and a related party loan payable of $65,000 for the six months ended March 31, 2020 compared to $100,000 of proceeds from the issuance of a convertible note during the six months ended March 31, 2019.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except for the following risk factor, there have been no material changes from the risk factors disclosed in our Form 10-K as of and for the year ended September 30, 2019.

The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.

Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic, which has spread to many of the countries in which we, our suppliers and our collaboration partners do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and applicable government recommendations, and we have made some modifications to our normal operations because of the COVID-19 pandemic, including requiring most office-based support staff to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our support staff as well as those of the third parties we rely on taking similar measures. We also recognize that the global economic climate may impact our ability to raise funds.

ITEM 6. EXHIBITS

10.1	Asset Purchase Agreement between Rasna Therapeutics, Inc. and Tiziana Life Sciences plc dated April 16, 2020
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

June 29, 2020	By:	/s/ Tiziano Lazzaretti
Name: Tiziano Lazzaretti Title: Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

