Form 10-Q
period 2020-06-30
Rasna Therapeutics Inc.
filed 2020-08-19
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of August 19, 2020.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$36,649	$50,068
Prepayments	35,282	7,176
Related party receivable	748	14,335
Total current assets	72,679	71,579

Property and equipment, net	723	1,949
Intellectual property	236,269	236,269
In-process research and development	613,100	613,100
Indefinite lived intangible asset - platform technology	1,300,000	1,300,000
Goodwill	—	2,722,985
Total non-current assets	2,150,092	4,874,303

Total assets	$2,222,771	$4,945,882

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,602,047	$1,593,623
Related party payables	550,000	550,000
Loan payable - related party	73,440	—
Convertible notes payable	401,752	264,907
Total current liabilities	2,627,239	2,408,530

Deferred income taxes	—	—

Total liabilities	2,627,239	2,408,530

Commitments and contingencies (Note 8)

Shareholders' equity
Common stock, $0.001 par value; 200,000,000 shares authorized; 68,908,003 shares issued and outstanding	68,909	68,909
Additional paid-in capital	19,894,627	19,780,252
Accumulated deficit	(20,368,004)	(17,311,809)
Total shareholders' equity	(404,468)	2,537,352
Total liabilities and shareholders' equity	$2,222,771	$4,945,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	54,080	135,097	292,531	518,604
Research and development	—	—	—	75,000
Consultancy fees	19,998	13,463	59,995	54,658
Legal and professional fees	18,486	43,285	70,899	206,201
Total operating expenses	92,564	191,845	423,425	854,463

Loss from operations	(92,564)	(191,845)	(423,425)	(854,463)

Other expense:
Interest on convertible notes payable	(11,631)	(20,517)	(29,785)	(20,517)
Impairment of goodwill	(2,722,985)	—	(2,722,985)	—
Gain on sale of asset	120,000	—	120,000	—
Foreign currency transaction loss	—	2,819	—	(1,227)
Total other expense	(2,614,616)	(17,698)	(2,632,770)	(21,744)

Loss from operations before income taxes	(2,707,180)	(209,543)	(3,056,195)	(876,207)

Income tax provision	—	—	—	—

Net loss	$(2,707,180)	$(209,543)	$(3,056,195)	$(876,207)

Basic and diluted net loss per share attributable to common shareholders	$(0.04)	$(0.00)	$(0.04)	$(0.01)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	68,908,003	$68,909	$19,632,863	$(17,042,093)	$2,659,679

Share based compensation	—	—	77,245	—	77,245
Net loss	—	—	—	(209,543)	(209,543)

Balance at June 30, 2019	68,908,003	$68,909	$19,710,108	$(17,251,636)	$2,527,381

	Nine Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

Share based compensation	—	—	297,932	—	297,932
Net loss	—	—	—	(876,207)	(876,207)

Balance at June 30, 2019	68,908,003	$68,909	$19,710,108	$(17,251,636)	$2,527,381

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	68,908,003	$68,909	$19,869,933	$(17,660,824)	$2,278,018

Share based compensation	—	—	24,694	—	24,694
Net loss	—	—	—	(2,707,180)	(2,707,180)

Balance at June 30, 2020	68,908,003	68,909	$19,894,627	$(20,368,004)	$(404,468)

	Nine Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	114,375	—	114,375
Net loss	—	—	—	(3,056,195)	(3,056,195)

Balance at June 30, 2020	68,908,003	$68,909	$19,894,627	$(20,368,004)	$(404,468)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,056,195)	$(876,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	114,375	297,932
Depreciation	1,226	2,197
Interest accrued	28,345	20,517
Goodwill impairment	2,722,985	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,424	225,878
Related party payable	1,440	—
Prepayments and other receivables	(28,106)	34,931
Related party receivable	13,587	209,065
Net cash used in operating activities	(193,919)	(85,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable - related party	72,000	—
Proceeds from issuance of convertible note payable	108,500	100,000
Net cash provided by financing activities	180,500	100,000

Effect of foreign exchange rate	—	1,229

Net change in cash	(13,419)	15,542

Cash, beginning of period	50,068	42,693

Cash, end of period	$36,649	$58,235

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

The results of the operations for the nine months ended June 30, 2020 may not be indicative of the results that may be expected for the year ending September 30, 2020.

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

The consolidated financial statements include the financial statements of the Company and its subsidiary, Arna Therapeutics Limited and its variable interest entity, Rasna U.K,  as well as the operations of Rasna Inc. for the period from May 17, 2016 through June 30, 2020. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Goodwill and In-Process Research and Development

The Company classifies intangible assets into two categories:  intangible assets with indefinite lives not subject to amortization and goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. Pursuant to ASU 2017-04, the Company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. See Note 4 regarding impairment during the quarter ended June 30, 2020.

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants and convertible loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30, 2020	June 30, 2019
Stock options	3,948,675	4,073,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	12,233,333	—
Total shares issuable upon exercise or conversion	18,108,509	6,000,176

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net loss for the period	$(2,707,180)	$(209,543)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.04)	$(0.00)

	For the Nine Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net loss for the period	$(3,056,195)	$(876,207)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.04)	$(0.01)

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

3.    GOING CONCERN

The Company has no present revenue and has experienced net losses and significant cash outflows from cash used in operating activities since inception, and at June 30, 2020, had an accumulated deficit of $(20,368,004), a net loss for the nine months ended June 30, 2020 of $(3,056,195) and net cash used in operating activities of $(193,919) for the nine months ended June 30, 2020.

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

4.    SALE OF AN ASSET

In April 2020, the Company entered into an Asset Purchase Agreement with Tiziana Life Sciences Plc to purchase the all of the properties, rights, interests and other tangible and intangible assets relating to Actinomycin D. Tiziana Life Sciences PLC is a related party, see note 8 for further details. The purchase price for the transaction was $120,000 payable upon execution of the Asset Purchase Agreement. The funds were received by the Company in April 2020. Further amounts are due according to the following milestones: (a) $130,000 USD upon the issuance of a United States patent from any US patent application in Transferred IP relating to nanoparticle formulations of Actinornycin D, and (b) $500,000 USD upon the successful completion of a Phase II clinical efficacy trial.

As the carrying value of the asset at April 2020 was $0, the full amount of the sale has been recorded as a gain on sale of an asset in the statement of operations.

Rasna has no further obligations with regards to the Actinornycin D programme.

5.    GOODWILL AND INTANGIBLE ASSETS

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

	June 30,	September 30,
	2020	2019
Goodwill	$—	$2,722,985

Due to a sustained decline in the quoted market price of the Company's common stock, the Company performed an interim impairment test at the reporting unit level during the quarter ended June 30, 2020. As a result, the Company determined that as of June 30, 2020 it was more likely than not that the Company's goodwill exceeded its estimated fair value. The Company's analysis was performed as of that date using the cost approach. This analysis required significant judgments, and pursuant to ASU 2017-04, the Company recorded a goodwill impairment charge for the excess of the reporting unit’s carrying value over its fair value. During the quarter ended June 30, 2020, goodwill with a total carrying value of $2.7 million was written down to its estimated fair value of $nil and an impairment charge of $2.7 million was recorded.

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

The IPR&D and intellectual property are considered to have indefinite lives and there were no impairment charges recognized during the nine months ended June 30, 2020 or the year ended September 30, 2019.

The following table summarizes the Company’s intangible assets as of the following periods:

	June 30,	September 30,
	2020	2019	Estimated
	(Unaudited)		Useful Life
In-process research and development	$613,100	$613,100	Indefinite
Intellectual Property	236,269	236,269	Indefinite
Indefinite lived intangible asset	1,300,000	1,300,000	Indefinite
	$2,149,369	$2,149,369

6.    SHARE-BASED COMPENSATION

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

Share-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the nine months ended June 30, 2020 and 2019.

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

The following table summarizes stock option activity for the nine months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at September 30, 2019	4,073,675	0.59	6.37	$—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(125,000)	(1.12)	—	—

Outstanding balance at June 30, 2020	3,948,675	0.57	5.60	$—

Options exercisable at June 30, 2020	3,496,425	0.51	5.44	$—

As of June 30, 2020, there was $62,931 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 1.02 years.

For the three and nine months ended June 30, 2020 $24,694 and $114,375, respectively,  related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements. No costs related to non-employees have been included within the consultancy fees expense category in the unaudited condensed consolidated interim financial statements.

For the three and nine months ended June 30, 2019 $77,114 and $303,272, respectively, related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements. An additional $(131) and $(5,340) related to decreases in the fair value of awards granted to non-employees for the three and nine months ended June 30, 2020, for respectively, has been included within the consultancy fees expense category in the accompanying unaudited condensed consolidated interim financial statements.
13

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

On August 8, 2020, the maturity date of the 12% Convertible Promissory Note with High Octane Bioresearch Ltd.entered into on August 8, 2018, was extended until 8 September 2020.

At June 30, 2020, there were 11,450,000 shares reserved for the conversion of the Notes and 783,333 shares were reserved in lieu of fees due to Garcer Bioventures.

Interest expense associated with the convertible notes was $29,785 and $20,517 for the nine months ended June 30, 2020 and 2019 respectively.

8.    RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions for the periods presented.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three and nine months ended June 30, 2020 and June 30, 2019  Eurema Consulting did not supply the Company with consulting services. As of June 30, 2020, and September 30, 2019, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company's principal shareholders and was a director of Arna Therapeutics Ltd. As of June 30, 2020, and September 30, 2019, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company's principal shareholders. During the three and nine months ended June 30, 2020 and June 30, 2019 Roberto Pellicciari did not supply the Company with consulting services. As of June 30, 2020, and September 30, 2019, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. Alessandro Padova is the chairman of Rasna Therapeutics Inc. and also serves on the Board of Directors of TES Pharma, one of the Company's suppliers. At June 30, 2020 and September 30, 2019, TES Pharma was owed $75,000.

Tiziana Life Sciences Plc ("Tiziana")

The Company is party to a Shared services agreement with Tiziana, whereby the Company is charged for shared services and rent, see Note 8 for more details. Tiziana has agreed to waive all charges for shared services from October 2018 onwards, until further notice since the amounts due for such services are de minimis. No amounts were therefore due during the quarter with regards to this agreement. Tiziano Lazzaretti, the Company's CFO, is also CFO of Tiziana, and Kunwar Shailubhai, the Company's former CEO and a director of the Company, is also a director of Tiziana.

As of June 30, 2020 and September 30, 2019, the Company made payments on behalf of Tiziana of  $748 and $14,335, respectively, which are recorded as a related party receivable in the accompanying condensed consolidated balance sheets.

On March 31, 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, this was extended by a further $7,000, so the loan facility totals $72,000.

In April 2020, Tiziana entered into an Asset Purchase Agreement with the Company to  purchase the all of the properties, rights, interests and other tangible and intangible assets relating to Actinomycin D for $120,000. See Note 4 for more details.

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

During the nine months ended June 30, 2020, the Company did not incur any rental expenses related to this agreement as these costs were recharged to Tiziana under the shared services agreement.

Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of  $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee. During the nine months ended June 30, 2020 the Company incurred approximately $60,000 of consultancy expenses related to this agreement.

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

10.    SUBSEQUENT EVENTS

On August 18, 2020, announced that effective August 1, 2020  the Company had terminated the consulting agreement it had with Tiziano Lazzaretti, the Company’s CFO.  The Company appointed Keeren Shah as its Finance Director on July 31, 2020.

On August 8, 2020, the maturity date of the 12% Convertible Promissory Note with High Octane Bioresearch Ltd.entered into on August 8, 2018, was extended until 8 September 2020.

The Company has evaluated events that have occurred after the balance sheet up to the date these financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at June 30, 2020, had an accumulated deficit of $20,368,004, a net loss for the three months ended June 30, 2020 of $3,056,195 and net cash used in operating activities of $193,919 for the nine months ended June 30, 2020.

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

Results of Operations for the Nine Months Ended June 30, 2020 and 2019

The following table sets forth the summary statements of operations for the periods indicated:

	For the Nine Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	292,531	518,604
Research and development	—	75,000
Consultancy fees	59,995	54,658
Legal and professional fees	70,899	206,201
Total operating expenses	423,425	854,463

Loss from operations	(423,425)	(854,463)

Other expense:
Interest on convertible notes payable	(29,785)	(20,517)
Gain on sale of asset	120,000	—
Goodwill impairment	(2,722,985)	—
Foreign currency transaction gain	—	(1,227)
Other expense	(2,632,770)	(21,744)

Net loss	$(3,056,195)	$(876,207)

Revenues

There were no revenues for the nine months ended June 30, 2020 and 2019 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the nine months ended June 30, 2020 decreased to $423,425 from $854,463 for the nine months ended June 30, 2019, a decrease of $431,038. The decrease is primarily attributable to a reduction in payroll and the options charge (approximately $188,000),  a reduction in travel expenses reflecting the decreased activity in the Company (approximately $16,000), the absence of any R&D related activities (approximately $75,000), a reduction in professional fees relating to patent costs ($52,000), and a decrease in fees for legal and payroll services ($98,000). This is a result of the Company having insufficient cash resources to fund its operations.

Net Loss

Net loss for the nine months ended June 30, 2020 increased to $3,056,195 from $876,207 for the nine months ended June 30, 2019, an increase of $2,179,988. The increase is primarily attributable a goodwill impairment charge of $2,722,985, offset by gain on the sale of ACT D of $120,000, a reduction in payroll and the options charge (approximately $188,000),  a reduction in travel expenses reflecting the decreased activity in the Company (approximately $16,000), the absence of any R&D related activities in the quarter (approximately $75,000), a reduction in professional fees relating to patent costs ($52,000), a decrease in fees for legal and payroll services ($98,000). This is a result of the Company having insufficient cash resources to fund its operations.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	June 30, 2020	September 30, 2019	Change
	(Unaudited)
Current assets	$72,679	$71,579	$1,100
Current liabilities	$2,627,239	$2,408,530	$218,709
Working capital deficit	$(2,554,560)	$(2,336,951)	$(217,609)

We had a cash balance of $36,649 and $50,068 at June 30, 2020 and September 30, 2019, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended June 30,
	2020	2019	Increase
Net cash used in operating activities	$(193,919)	$(85,687)	$(108,232)
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$180,500	$100,000	$80,500

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $193,919 for the nine months ended June 30, 2020 compared to $85,687 for the nine months ended June 30, 2019. The net loss of $3,056,195 for the nine months ended June 30, 2020 was partially offset primarily by non-cash share based compensation of $114,375, a good will impairment charge of $2,722,985, interest accrued on the Convertible Loan Notes of $28,345 and changes in operating assets and liabilities of $4,655. The net loss of $876,207 for the nine months ended June 30, 2020, was partially offset by non-cash items such as share based compensation of  $297,932, depreciation expense of $2,197 and changes in operating assets and liabilities of $469,874.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of a convertible note of  $180,500 and a related party loan payable of $72,000 for the nine months ended June 30, 2020 compared to $100,000 of proceeds from the issuance of a convertible note during the nine months ended June 30, 2019.

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

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

August 19, 2020	By:	/s/ Keeren Shah
Name: Keeren Shah Title: Finance Director, (Principal Executive Officer and Principal Financial and Accounting Officer)

