Form 10-K
period 2020-09-30
Rasna Therapeutics Inc.
filed 2021-01-15
CIK 1582249

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,067,240as of March 31, 2020, based upon the closing price on the OTCQB market reported for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,908,003 shares of common stock were issued and outstanding as of  January 12, 2021.

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
*American Cancer Society. Cancer Facts & Figures 2017

Our business strategy focuses on differentiated targeted therapies for genetic pathways which are known to be involved in etiologies of number of leukemia and other cancers. Our clinical program is based around three druggable intervention points with potential to improve safety and efficacy of current AML therapies, namely “stemness” (activation of stem cell-like growth patterns), cell signaling (between nucleus and cytoplasm) and stress-induced apoptosis (programmed cell death) . Our focus is to target two specific genetic pathways NPM1 and LSD1, which are known to be associated with etiologies of a number of cancers, including AML (Figure 1).

Figure 1  Key Regulators for Developing Targeted AML Therapies

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

These studies have facilitated the selection of DDP_43242 as the current lead compound. Additional absorption, distribution, metabolism and excretion, or ADME, and selectivity characterization is underway for drug candidate selection for clinical trials. We anticipate filing an investigation new drug application, or IND, in the near future. We believe that this breakthrough program may have significant benefits across all forms of leukemia. We are focusing on reversible small molecular inhibitors of LSD1 because these compounds are expected to exhibit less toxicity while retaining desirable efficacy.

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

Strategy

Our strategy is to target master regulators of cancer through deep knowledge of highly conserved pathways that are common to leukemia sub-types. Employing a multi-pronged approach, our programs are focused on two druggable intervention points with a potential to improve safety and efficacy of current AML mono and/or combination therapies. For the RASP-201 program, the lead reversible LSD-1 candidate has been identified and manufacturing will be scaled for production of cGMP supplies for animal safety/toxicology studies, Phase 1, Phase 2 and Phase 3 clinical studies to support submission via the traditional 505(b)(1) regulatory pathway used for new chemical entities, or NCEs. We expect to use a similar pathway for the RASP-301 program, following identification of the lead drug candidate.

●	Complete development of orally-available, small molecule, highly-selective, reversible inhibitor of LSD1 (RASP-201) and file IND in the near future . Manufacture of the lead RASP -201 candidate will be scaled to supply animal safety/toxicology studies and Phase 1, 2 and 3 clinical studies following the traditional 505(b)(1) pathway used for marketing approval of NCEs.
●	Selection of a lead candidate for first in class NPM1 inhibitor (RASP-301) .
●	Evaluate strategic opportunities to accelerate development timelines and maximize the commercial potential of the drug candidates. Such opportunities may include partnering to achieve business objectives and achieve maximum return on investment.

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

8

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

Employees

As of September 30, 2020  we had no employees. As of September 30, 2019, we had 5 employees.  None of our employees were covered by a collective bargaining agreement. We considered our relationship with our employees to be have been good.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended September 30, 2020 and 2019, we reported a net loss of  $5,346,672 and $936,380, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $22,658,481 .

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

Our consolidated financial statements as of September 30, 2020 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidates. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidates, we need to retain or attract certain personnel, consultants or advisors with experience in drug development activities that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems..

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for certain of our product candidates. The Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, we expect that our competitors will file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

We may seek a breakthrough therapy designation for  one or more of our other product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for one or more of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek priority review designation for  one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

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

As of September 30, 2020, our executive officers, directors and principal security holders, together with their respective affiliates, owned approximately 51.1% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of September 30, 2020 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2020, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

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

We are in default of payment obligations under certain promissory notes.

As of September 30, 2020, $173,835 of indebtedness represented by outstanding promissory notes was past due. Although holders have not pursued remedies against us, no assurance can be given that holders will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Item 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

Our executive offices are located at 420 Lexington Avenue, 25th Floor, New York, NY 10170. We do not own any real property.

We are currently sharing approximately 3,011 square feet of laboratory and office space for our headquarters in Lexington Avenue, New York with Tiziana Therapeutics Inc. The lease is under Tiziana Therapeutics Inc.'s name and we are being charged for a portion of the space via a Shared Services agreement.

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

Our transfer agent is Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Ardmore, PA 19003.

Holders of our Common Stock

As of September 30, 2020, there were 60 registered stockholders of our issued and outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of September 30, 2020.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Stockholders	3,648,675	$0.59	—
Equity Compensation Plans Not Approved by Stockholders	1,926,501	$0.43	—
Total	5,575,176		—

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

Principles of Consolidation

In accordance with ASC 810, Consolidation, the Company consolidates any entity in which it has a controlling financial interest. Further, the Company consolidates any variable interest entity that it is deemed to be the primary beneficiary of, and have the power to direct its significant activities. Upon review of the relationship between Rasna Therapeutics (“Rasna UK”) and the Company, Management determined that the equity investment in Rasna UK was not sufficient to fund its operations. Accordingly, the Company is considered to be the primary beneficiary of the assets held within Rasna UK, which primarily consist of cash received from the Company to fund its operations, and has power to direct its significant activities. As a result, the Company consolidates this variable interest entity, which has minimal activity and has been liquidated.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2020, had an accumulated deficit of $22,658,481, a net loss for the year ended September 30, 2020 of $5,346,672 and net cash used in operating activities of $251,327. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the filing date of this annual report on Form 10-K.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We have sufficient funds to continue operating until the end of January 2021, but will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may need to slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The ongoing evaluation for impairment of its indefinite life intangible assets requires significant management estimates and judgment. Management reviews definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets were fully impaired as of September 30, 2020. No impairment was recorded as at September 30, 2019.

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

We recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. We record a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.We have incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2020 and 2019.

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

	September 30, 2020	September 30, 2019
Stock options	3,210,050	4,073,675
Warrants	1,926,501	1,926,501
Convertible Notes	1,562,319	1,723,333
Total shares issuable upon exercise or conversion	6,698,870	7,723,509

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

Convertible Notes

In August 2018, we entered into a 12% Convertible Promissory Note. The Note has an original purchase amount of $135,000, bears interest at a rate of 12% per annum calculated on a 360-day year basis. In July 2019, the maturity of the note was extended from August 8, 2019  to August 8, 2020, unless earlier paid, redeemed or converted in accordance with the terms of the Agreement. On August 8, 2020, the note was further extended to September 8, 2020.

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

On February 7, 2020, the Company issued a  12% convertible promissory note in the principal amount of $31,000. The Note has a maturity date of  February 7, 2021 and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 per share or (ii) the price of the next equity financing. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.

On March 20, 2020, the Company issued a  12% convertible promissory note in the principal amount of $20,000. The Note has a maturity date of  March 20, 2021, and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next equity financing. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.

On September 22 2020, the Company issued a  12% convertible promissory note in the principal amount of $35,000. The Note has a maturity date of  September 22 2021, and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next equity financing. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.

At September 30, 2020, the note originally issued in August 2018 is in default. As at the date of filing, the notes originally issued in August 2018, October 2018 and November 2020 are also in default.  These notes have been properly classified as short term and interest for the period of default is being accrued at 18% per annum as per the Convertible Note Agreement. The Company is in negotiations with all holders of notes payable to extend the maturity dates of notes in default and to amend the terms of all the notes issued.

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

Accounting Changes

In July 2017, FASB, issued ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company adopted ASU 2017-11 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted ASU 2018-07 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

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

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the years ended September 30, 2020 and 2019

Revenues

There were no revenues for the year ended September 30, 2020 and 2019 because we do not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the year ended September 30, 2020 increase to $5,428,858 from $915,170 for the year ended September 30, 2019, an increase of $4,513,688. The increase is primarily attributable to the  impairment and write off of goodwill and intangible assets of $4,872,354 offset by the pace of development of the LSD1 and NPM1  projects which decreased while the direction of the programs were being evaluated based on results achieved so far, along with a decrease in legal and professional fees and general administrative costs driven by our decreased activity and a reduction in employees.

Net Loss

Net loss for the year ended September 30, 2020 increase to $5,346,672 from $936,380 for the year ended September 30, 2019, an increase of $4,410,292. The increase was due to the impairment and write off of goodwill and intangible assets of $4,872,354 off set by decreases in the pace of development of the LSD1 and NPM1 projects which decreased while the direction of the programs are being evaluated, and a decrease in legal and professional fees and general administrative costs driven by our decreased activity.

Liquidity and Capital Resources

On November 12, 2019 we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note to the Holder. The Holder provided us with $57,500 in cash, which we received in November 2019. As at the date of filing this note is in default. The Company is currently negotiating an extension to the maturity date along with amended terms.

On February 7, 2020, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note to the Holder. The Holder provided us with $31,000 in cash, which we received in February 2020.

On March 20, 2020, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note to the Holder. The Holder provided us with $20,000 in cash, which we received in March 2020.

On September 22, 2020, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note to the Holder. The Holder provided us with $35,000 in cash, which we received in September 2020.

On January 12, 2021, Panetta Partners Ltd, a related party, advanced $60,000 to the Company. This advance will be converted into a promissory note, the terms of which are currently being negotiated by the Company.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2020	September 30, 2019	Change
Current assets	$32,630	$71,579	$(38,949)
Current liabilities	$2,707,632	$2,408,530	$299,102
Working capital deficiency	$(2,675,002)	$(2,336,951)	$(338,051)

We had a cash balance of $14,241 and $50,068 as of September 30, 2020 and September 30, 2019, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended September 30,	For the year ended September 30,
	2020	2019	Increase/(Decrease)
Net cash used in operating activities	$(251,327)	$(92,625)	$(158,702)
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$215,500	$100,000	$115,500

Net Cash Used in Operating Activities

Net cash used in operating activities was $251,327 for the year ended September 30, 2020 compared to $92,625 for the year ended September 30, 2019. The change is principally attributable to net loss of $5,346,672 excluding non-cash items such as share based compensation of $134,632, an impairment of goodwill and intangible assets of $4,872,354 and changes in operating assets and liabilities of $48,320 and for the year ended September 30, 2020 as compared to a net loss of $936,380, adjusted for non-cash share based compensation of $368,076 and changes in operating assets and liabilities of $452,225 for the year ended September 30, 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of a convertible notes and a related party loan payable of $215,500 during the year ended September 30, 2020 compared to $100,000 of proceeds from the issuance of a convertible note during  the year ended September 30, 2019.

Off-Balance Sheet Arrangements

We consolidate variable interest entities (“VIE”) in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. The UK entity which has been consolidated as a VIE has, at the date of publication of the Annual report, been liquidated.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of September 30, 2020 and 2019, and for the years ended September 30, 2020 and 2019 begins on page F-1 of this Annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of  September 30, 2020, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2020 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2020 due to the existence of the following material weaknesses identified by management:

Lack of Accounting Resources

The Company had a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures.

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

Accordingly, management has determined that this control deficiency constitutes a material weakness. Management will begin implementing the Remediation Plan described herein and intends to continue working on it through the year ended September 30, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of January 11, 2020  and hold the positions set forth opposite their respective names.

Name	Age	Position
John Brancaccio	72	Director

Gary Jacob	73	Director

Willy Simon	69	Chairman

Keeren Shah	44	Finance Director

John Brancaccio

Director

Mr. Brancaccio, retired CPA, is a financial executive with extensive international and domestic experience in pharmaceutical and biotechnology for privately and publicly held companies. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From April 2004 until May 2017, Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies.  Mr. Brancaccio is currently a director of Cardiff Oncology, Inc., Hepion Pharmaceuticals, Inc., OKYO Pharma Ltd., and Tiziana Life Sciences plc.

Gary Jacob

Director

Dr. Jacob has over 35 years of extensive experience in the pharmaceutical and biotechnology industries across multiple disciplines, including research and development, operations, business development, capital financing activities and senior management expertise. He has developed broad and influential contacts throughout the biopharmaceutical, financial, banking and investor communities. Dr. Jacob is the Co-Founder and former CEO and Chairman of Synergy Pharmaceuticals. During his time at Synergy, he served as Chairman, Chief Executive Officer and Executive Chairman, and is the co-inventor of Synergy’s FDA-approved drug Trulance® which is currently marketed in the U.S. by Bausch Health, Inc. to treat functional GI disorders. Dr. Jacob is also the former CEO and Managing Director of Immuron Inc., an Australian biotechnology company dual-listed on the Australian ASX exchange and on NASDAQ. Dr. Jacob currently is Chairman of the Board of Hepion Pharmaceuticals, Inc., a public NASDAQ listed company with a drug in clinical development to treat nonalcoholic steatohepatitis (NASH), , Chief Executive Officer  of OKYO Pharma Ltd, a UK Listed biopharmaceutical company developing next-generation therapeutics to improve the lives of patients with inflammatory eye diseases and chronic pain and is also on the Board of Directors of Cardiff Oncology, Inc., a NASDAQ listed public oncology company. He served as Chief Executive Officer and Director of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013. Prior to his involvement with Callisto and Synergy, Dr. Jacob was at Monsanto/G.D. Searle, where he was Director of Glycobiology and a Monsanto Science Fellow, specializing in the field of Glycobiology and drug discovery. Dr. Jacob holds over 30 patents and is the co-inventor of two pharmaceutical drugs which are FDA approved. Dr. Jacob earned a B.S. cum laude in Chemistry from the University of Missouri – St. Louis and holds a Ph.D. in Biochemistry from the University of Wisconsin-Madison.

Willy Simon

Chairman

Willy Jules Simon is a banker and worked at Kredietbank N.V. and Citibank London before serving as an executive member of the Board of Generale Bank NL from 1997 to 1999 and as the chief executive of Fortis Investment Management from 1999 to 2002. He acted as chairman of Bank Oyens & van Eeghen from 2002 to 2004. Willy Simon has been the chairman of Bever Holdings, a company listed in Amsterdam, since 2006 and Chairman of Ducat Maritime since 2015. He also serves as the Executive Chairman of OKYO Pharma Ltd.

Keeren Shah

Finance Director

Ms Shah has been the Finance Director of our company since July 2020,  having served as its financial controller since July 2016. Ms Shah has been the Finance Director of Tiziana Life Sciences since August 2020.

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

The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee and Willy Simon. Under the applicable rules and regulations of NASDAQ, each member of a company’s audit committee must be considered independent in accordance with NASDAQ Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that  Messrs. Brancaccio and Simon are “independent” as that term is defined under applicable NASDAQ and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee.

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

The Compensation Committee currently consists of Willy Simon, Chairman of the Compensation Committee and Gary Jacob. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5602(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

The Corporate Governance/Nominating Committee currently consists of Gary Jacob, chairman of the Corporate Governance/Nominating Committee and John P. Brancaccio . The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5605(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. That code is available on our corporate website www.rasna.com. A copy will also be provided free of charge upon request to:

Rasna Therapeutics Inc., 420 Lexington Ave, Suite 2525, New York, NY 10170.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the total compensation paid to our executive officers for the year ended September 30, 2020 for services to our company.

Executive Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Keeren Shah	—	—	—

(1) Represents the fair value of incentive stock options granted during the year ended September 30, 2020 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

Grants of Plan-Based Awards During Fiscal Year

No grants of plan-based awards to our executive officers for the year ended September 30, 2020

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2020. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of September 30, 2020.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Keeren Shah	1,875	625	4.00	9/1/2026

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the year ended September 30, 2020 for services to our company.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
John Brancaccio	25,000	—	25,000
Alessandro Padova (2)	25,000	—	25,000
Kunwar Shailubhai (3)	—	—	—

(1) Represents the fair value of incentive stock options granted during the year ended September 30, 2020 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

(2) Mr. Padova resigned as director on October 15, 2020.

(3) Dr. Shailubhai resigned as a director on December 21, 2020.

Employment Agreements

Tiziano Lazzaretti

In October 2016, we entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of $50,000 per year. This was increased to $80,000 a year in April 2017 by our compensation committee. This agreement was terminated on August 1, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the ownership of our common stock as of January 11, 2020, by:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Executive Officers and Directors :
John Brancaccio	66,666	(2)	*
All executive officers and directors as a group (2 persons)	164,274	(3)	*
4% or Greater Stockholders:
Panetta Partners Ltd.(4)	9,016,307	(5)	13.0
TES Pharma Srl (6)	5,684,250	(7)	8.4
Eurema Consulting Srl (8)	5,684,250	(7)	8.4
MS Investment Holding, Inc. (9)	7,773,167		11.4
Howard I. Freedberg Revocable Trust (10)	6,758,188		9.9

*less than 1%

(1)	Based on 68,908,003 shares of our common stock issued and outstanding as of September 30, 2020.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)	Includes 151,875 shares of common stock issuable upon exercise of vested stock options.
(4)

Gabriele Cerrone is a director of Panetta Partners Ltd. and in such capacity holds voting and dispositive power over our securities held by such entity. Panetta Partners Ltd. address is, c/o Cooley Services Limited, Dashwood, 60 Old Broad Street, London EC2M 1QS

(5)	Includes 529,000 shares of common stock issuable upon exercise of vested stock options held by Mr. Cerrone.
(6)	Dr. Roberto Pellicciari holds voting and dispositive power over securities of the company held by such entity.
(7)	Includes 429,000 shares of common stock issuable upon exercise of vested stock options.
(8)	Brunangelo Falini holds voting and dispositive power over securities of the company held by such entity.
(9)	Morris Silverman holds voting and dispositive power over securities of the company held by such entity.
(10)	Howard Freedberg is the trustee of the Howard I. Freedberg Revocable Trust and in such capacity holds voting and dispositive power over securities of the company held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since October 1, 2019, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the years ended September 30, 2020 and 2019,  Eurema Consulting did not supply the Company with consulting services. As of September 30, 2020, and September 30, 2019, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is a majority shareholder of Panetta Partners, one of our principal shareholders and was a director of Arna Therapeutics Ltd. During the years ended September 30, 2020 and 2019,  Gabriele Cerrone did not supply the Company with consulting services. As of September 30, 2020, and September 30, 2019, the balance due to Gabriele Cerrone was $175,000 for past consultancy services. In March 2020, the Company entered into  a 12% Convertible Promissory Notes with Gabriele Cerrone  for $20,000 with a maturity date of March 20, 2021. The amount due for this note at September 30, 2020, with respect to the principal and accrued interest, is $21,267. Panetta Partners Ltd also advanced $60,000 to the Company in January 2021. This advance will be converted into a promissory note, the terms of which are currently being negotiated by the Company.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. In January 2021, Panetta Partners Ltd advanced $60,000 to the Company. This advance will be converted into a promissory note, the terms of which are currently being negotiated by the Company.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of our principal shareholders.  During the years ended September 30, 2020 and 2019,  Roberto Pellicciari did not supply the Company with consulting services. As of September 30, 2020, and September 30, 2019, the balance due to Roberto Pellicciari was $175,000 for past consultancy services.. At September 30, 2020 and September 30, 2019, TES Pharma was owed $75,000 and $75,000 respectively.

Tiziana Life Sciences Plc ("Tiziana")

As at September 30, 2020 the balance owed to Tiziana Life Sciences Plc was $74,132. As at September 30, 2019, there was a balance owed by Tiziana Life Sciences Plc of $14,335. As of the date these consolidated financial statements are issued, the related party payable had not been settled. Kunwar Shailubhai,  a director of our Company as at September 30, 2020, is also a director of Tiziana. In addition, Keeren Shah, our Finance Director, is also Finance Director of Tiziana. The Company is party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 12 for more details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by Marcum LLP, the Company’s current independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Year ended September 30,
	2020	2019
Audit fees	$136,829	$116,081
Audit - related fees	—	—
Tax fees	—	—
All other fee	—	—
Total fees	$136,829	$116,081

_______________

(1)	Audit fees consist of fees for professional services performed by Marcum LLP, for the audit and review of our financial statements.

(2)	During the fiscal year ended September 30, 2020, our independent registered public accounting firm did not render any audit-related services.

(3)	During the fiscal year ended September 30, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for professional services performed in connection with consultations, due diligence procedures and related matters.

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

Date: January 15, 2021	RASNA THERAPEUTICS, INC.

	By:	/s/ Willy Simon
Willy Simon
Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Willy Simon his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/Willy Simon
Willy Simon	Chairman	January 15, 2021
(Principal Executive Officer)
/s/ Keeren Shah
Keeren Shah	Finance Director	January 15, 2021
(Principal Accounting and Financial Officer)
/s/ John Brancaccio
John Brancaccio	Director	January 15, 2021

RASNA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rasna Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rasna Therapeutics, Inc. (the “Company”) as of  September 30, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity/(deficit) and cash flows for each of the two years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020 in conformity with accounting principles general accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

January 15, 2021

RASNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2020	2019
ASSETS
Current assets:
Cash	$14,241	$50,068
Prepayments and other receivables	17,641	7,176
Related party receivable	748	14,335
Total current assets	32,630	71,579

Property and equipment, net	314	1,949
Intellectual property	—	236,269
In-process research and development	—	613,100
Indefinite lived intangible asset - platform technology	—	1,300,000
Goodwill	—	2,722,985
Total non-current assets	314	4,874,303

Total assets	$32,944	$4,945,882

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,635,788	$1,593,623
Related party payables	550,000	550,000
Loan payable - related party	74,880	—
Convertible notes payable - related party	89,768	—
Convertible notes payable	357,196	264,907

Total liabilities	2,707,632	2,408,530

Commitments and contingencies (Note 12)	—	—

Shareholders' equity
Common stock, $0.001 par value, 200,000,000 shares authorized; 68,908,003 are issued and outstanding	68,909	68,909
Additional paid-in capital	19,914,884	19,780,252
Accumulated deficit	(22,658,481)	(17,311,809)
Total shareholders' equity	(2,674,688)	2,537,352
Total liabilities and shareholders' equity/(deficit)	$32,944	$4,945,882

 The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2020	2019
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	463,579	598,763
Research and development	—	14,373
Consultancy fees third parties and related parties	66,662	75,228
Legal and professional fees	26,263	226,806
Impairment of intangible assets	2,149,369	—
Impairment of goodwill	2,722,985	—
Total operating expenses	5,428,858	915,170

Loss from operations	(5,428,858)	(915,170)

Other income/(expense):
Interest expense	(41,438)	(27,567)
Gain on sale of asset	120,000	—
Foreign currency transaction gain/(loss)	590	(1,227)
Other expense, net	79,152	(28,794)

Loss before provision for income taxes	(5,349,706)	(943,964)

Income tax benefit	(3,034)	(7,584)

Net loss	$(5,346,672)	$(936,380)

Basic and diluted loss per share attributable to common shareholders	$(0.08)	$(0.01)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2020, AND  2019

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance at October 1, 2018	68,908,003	$68,909	$19,412,176	$(16,375,429)	$3,105,656

Share based compensation	—	—	368,076	—	368,076
Net loss	—	—	—	(936,380)	(936,380)
Warrants issued for consultancy services	—	—	—	—	—
Balance at September 30, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	134,632	—	134,632
Net loss	—	—	—	(5,346,672)	(5,346,672)
Warrants issued for consultancy services	—	—	—	—	—
Balance at September 30, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,346,672)	$(936,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	134,632	368,076
Warrants issued for consultancy services	—	—
Depreciation	1,635	3,471
Deferred income tax benefit	(3,034)	(7,584)
Non cash interest expense	38,558	27,567
Write off of related party receivable	2,880	—
Impairment of goodwill	2,722,985	—
Impairment of intangible assets	2,149,369	—
Changes in operating assets and liabilities:
Prepayments and other receivables	(10,463)	59,760
Related party receivable	12,975	223,532
Accounts payable and accrued expenses	45,196	168,933
Related party payables	612	—
Net cash used in operating activities	(251,327)	(92,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	143,500	100,000
Proceeds from issuance of loan payable - related party	72,000	—
Net cash provided by financing activities	215,500	100,000

Net increase/(decrease) in cash	(35,827)	7,375

Cash at beginning of period	50,068	42,693

Cash at end of period	$14,241	$50,068

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

Goodwill and  In-Process Research & Development

The Company classifies intangible assets into two categories:  intangible assets with indefinite lives not subject to amortization and goodwill. The Company determines the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. Pursuant to ASU 2017-04, the Company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value. See Note 5 regarding impairment during the year ended September 30, 2020.

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. See Note 5 regarding the impairment of intangible assets.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the carrying amount of intangible assets, the fair values of stock based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the Company's consolidated financial position and results of operations.

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximate fair value because of the short-term nature of such financial instruments. Management measures certain other assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020 and 2019, the Company had no cash equivalents.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early stage company, including the potential risk of business failure.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the World. There is considerable uncertainty around the expected duration of this pandemic. The  COVID-19 pandemic and the public health responses to contain it have resulted in global recessionary conditions. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital.  Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s ability to raise capital, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and development

Expenditures for research and development are charged to operations in the year in which they are incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditures are capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, the Company has not capitalized any such expenditures other than certain IPR&D & intellectual property ("IP") recorded in connection with certain acquisition or equity transactions.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the years ended September 30, 2020 and 2019.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and the conversion of notes and associated fees, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2020	2019
Stock options	3,210,050	4,073,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	1,562,319	1,723,333
Total shares issuable upon exercise or conversion	6,698,870	7,723,509

The following is the computation of net loss per share for the following periods:

	For the Year Ended September 30,	For the Year Ended September 30,
	2020	2019
Net loss	$(5,346,672)	$(936,380)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.08)	$(0.01)

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

Accounting Changes

In July 2017, the FASB, issued ASU, 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.  The Company adopted ASU 2017-11 on October 1, 2019 and assessed that the impact on the Company's consolidated financial statements is immaterial.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non employee Share Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted ASU 2017-11 on October 1, 2019 and assessed that the impact on the Company's consolidated financial statements is immaterial.

Recent Accounting Pronouncements

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

3. LIQUIDITY AND GOING CONCERN

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities since inception, and as of September 30, 2020, had an accumulated deficit of $22,658,481, a net loss for the year ended September 30, 2020 of $5,346,672 and net cash used in operating activities of $251,327.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months and will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

4. SALE OF AN ASSET

In April 2020, the Company entered into an Asset Purchase Agreement with Tiziana Life Sciences Plc to purchase the all of the properties, rights, interests and other tangible and intangible assets relating to Actinomycin D. Tiziana Life Sciences PLC is a related party, see note 11 for further details. The purchase price for the transaction was $120,000 payable upon execution of the Asset Purchase Agreement. The funds were received by the Company in April 2020. Further amounts are due according to the following milestones: (a) $130,000 USD upon the issuance of a United States patent from any US patent application in Transferred IP relating to nanoparticle formulations of Actinornycin D, and (b) $500,000 USD upon the successful completion of a Phase II clinical efficacy trial.

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

Due to a sustained decline in the quoted market price of the Company's common stock, the Company performed an interim impairment test at the reporting unit level during the quarter ended June 30, 2020. As a result, the Company determined that as of June 30, 2020 it was more likely than not that the Company's goodwill exceeded its estimated fair value. The Company's analysis was performed as of that date using the cost approach. This analysis required significant judgments, and pursuant to ASU 2017-04, the Company recorded a goodwill impairment charge for the excess of the reporting unit’s carrying value over its fair value. During the quarter ended June 30, 2020, goodwill with a total carrying value of $2,722,985 was written down to its estimated fair value of $0 and an impairment charge of $2,722,985 million was recorded in operating expenses.

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

On May 5, 2016, Rasna Therapeutics Limited, a private limited incorporated in England and Wales under the UK Companies Act ("Rasna UK"), sold its intellectual property to Falconridge, a subsidiary of Rasna, for a note payable in the amount of $236,269. Rasna UK is considered a VIE and consolidated in these financial statements, however, is not an entity under common control as Rasna controlled both Falconridge and Rasna UK at the time of the transaction. This transaction eliminates in consolidation.

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

Management evaluates indefinite life intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances indicate that the asset might be impaired. Due to a sustained decline in the quoted market price of the Company's common stock and the Company's lack of cash resources to further its research and development, management determined that as of September 30, 2020 it was more likely than not that the carrying value of the Company's intangible assets exceeded its estimated fair value. The Company's analysis was performed using the market value based approach which required significant judgments. As a result, intangible assets comprising of In-process research and development, Intellectual Property and Indefinite lived intangible assets, with a total carrying value of $2,149,369 were written down to their estimated fair value of $nil and an impairment charge of $2,149,369 was recorded in operating expenses.

The following table summarizes the Company’s intangible assets as of the following periods:

	September 30,
	2020	2019	Estimated Useful Life
In-process research and development	$—	$613,100	Indefinite
Intellectual property	—	236,269	Indefinite
Indefinite lived intangible asset - platform technology	—	1,300,000	Indefinite
Total Intangible Assets	$—	$2,149,369

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following periods:

	September 30,
	2020	2019
Accounts payable	$952,151	$863,536
Accrued expenses	683,637	727,053
	$1,635,788	$1,590,589

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $683,637 at September 30, 2020 is approximately $110,000 of accrued legal, accounting and professional fees, $208,000 of research and development fees, $284,000 for Directors fees, and $82,000 for Consultancy fees. Included within the accrued expenses balance at September 30, 2019 was $145,000 of accrued legal, accounting and professional fees, $208,000 of research and development fees, $22,000 for payroll related expenses and $234,000 for Director fees, $60,000 for Consultancy and legal fees, $58,000 for credit card expenses and $55,000 for patent related expenses.

7. WARRANTS

The Company had issued warrants to placement agents in lieu of fees for consultancy services and placement agent fees. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that all the warrants issued are classified as equity in additional paid in-capital.

The following table summarizes warrant activity for the years ended September 30, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2018	1,926,501	0.43	7.86	$6,875,819

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2019	1,926,501	0.43	6.86	$—

Warrants exercisable at September 30, 2019	1,926,501	0.43	6.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2020	1,926,501	0.43	5.86	$—

Warrants exercisable at September 30, 2020	1,926,501	0.43	5.86	$—

8. CONVERTIBLE NOTES

Convertible note issued on August 8, 2018

On August 8, 2018, the Company entered into a 12% Convertible Promissory Note with High Octane Bioresearch Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $135,000 in cash, which was received by the Company during the period ended September 30, 2020. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 12%, with principal and accrued interest on the Note due and payable on August 9, 2019 (unless converted under terms and provisions as set forth within the Agreement). The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Agreement, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

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

In July 2019, the Company extended the maturity date of the Convertible Promissory Note from August 8, 2019  to August 8, 2020  All other terms of the Convertible Promissory Notes remained the same. The Amended Convertible Promissory Notes were accounted for as a modification of the original Convertible Promissory Notes as the change in the fair value of the embedded conversion option featured in the Convertible Promissory Notes immediately before and after the amendment did not exceed 10% of the carrying amount of the Convertible Promissory Notes.

On August 8, 2020, the maturity date of the 12% Convertible Promissory Note with High Octane Bioresearch Ltd. entered into on August 8, 2018, was further extended until 8 September 2020. All other terms of the Convertible Promissory Notes remained the same.  The Amended Convertible Promissory Notes were accounted for as a modification of the original Convertible Promissory Notes as the change in the fair value of the embedded conversion option featured in the Convertible Promissory Notes immediately before and after the amendment did not exceed 10% of the carrying amount of the Convertible Promissory Notes.

The Company  evaluated the conversion option embedded in the Amended Convertible Promissory Note and determined that the change in the fair value of the embedded conversion option of the Convertible Promissory Notes immediately before and after the extension was immaterial. The Company utilized a Monte Carlo simulation model to determine the fair value of the Amended Notes. The key assumptions used in the simulation model were:

August Note
Stock Price at date of valuation	$0.10
Exercise price	$0.65
Risk-free interest rate	1.71%
Expected dividend yield	0%
Expected term (in years)	0.08
Expected Volatility	155.4%

As at September 30, 2020, and through to the date of this filing, this note payable is past due and is classified as a current liability on the consolidated balance sheet as of September 30, 2020. The note continues to accrue interest and all relevant penalties have been accrued as of September 30, 2020. The Company is currently in negotiations with the note holder to extend the maturity date of the note in default and amend the terms of the note.

Convertible note issued on October 19, 2018

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

In July 2019, the Company extended the maturity date of the Convertible Promissory Note from October 19, 2019 to October 19, 2020, respectively. All other terms of the Convertible Promissory Notes remained the same.  The Amended Convertible Promissory Notes were accounted for as a modification of the original Convertible Promissory Notes as the change in the fair value of the embedded conversion option featured in the Convertible Promissory Notes immediately before and after the amendment did not exceed 10% of the carrying amount of the Convertible Promissory Notes.

As at the date of this filing, this note payable is past due. The note continues to accrue interest and all relevant penalties. The Company is currently in negotiations with the note holder to extend the maturity date of the note in default and amend the terms of the note.

Convertible note issued on November 12, 2019

On November 12, 2019, the Company entered into a third 12% Convertible Promissory Note with the Holder with a maturity date of November 12, 2020. The Holder provided the Company with $57,500 in cash, which was received by the Company during the three months ended December 31, 2019 under the same terms as the Note above. As at the date of this filing, this note payable is past due. The note continues to accrue interest and all relevant penalties. The Company is currently in negotiations with the note holder to extend the maturity date of the note in default and amend the terms of the note.

Convertible note issued on February 7, 2020

In February 2020, the Company entered into a fourth 12% Convertible Promissory Note with the Holder with a maturity date of February 7, 2021. The Holder provided the Company with 31,000 in cash, which was received by the Company during the three months ended March 31, 2020., The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next equity financing, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.  The Company is currently in negotiations with the note holder to amend the terms of the note.

Convertible note issued on March 20, 2020

In March 2020, the Company entered into a fifth 12% Convertible Promissory Note with the Holder with a maturity date of March 20, 2021. The Holder provided the Company with $20,000 in cash, which was received by the Company during the three months ended March 31, 2020, under the same terms as the fourth Note.  The Company is currently in negotiations with the note holder to amend the terms of the note.

Convertible note issued on September 22, 2020

In September 2020, the Company entered into a sixth 12% Convertible Promissory Note with the Holder with a maturity date of September 22, 2021. The Holder provided the Company with $35,000 in cash, which was received by the Company during the three months ended September 30, 2020, under the same terms as the fourth Note. The Company is currently in negotiations with the note holder to amend the terms of the note.

At September 30, 2020, there were 1,526,166 shares reserved for the conversion of the Notes and 36,153 shares were reserved in lieu of fees due to Garcer Bioventures.

Interest expense associated with the Note was $38,557 and $27,567 for the years ended September 30, 2020 and 2019, respectively.

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

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the years ended September 30, 2020 and 2019.

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

The following table summarizes stock option activity for the years ended September 30, 2020and September 30, 2019

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2018	3,082,995	0.37	6.62	557,836

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(746,200)	0.32	—	—

Outstanding balance at September 30, 2019	4,073,675	0.59	6.37	$—

Options exercisable at September 30, 2019	3,183,925	0.48	6.04	—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(425,000)	(0.61)	—	—

Outstanding balance at September 30, 2020	3,648,675	0.59	5.28	$—

Options exercisable at September 30, 2020	3,210,050	0.54	5.11	$—

There were no options exercised during the years ended September 30, 2020 and September 30, 2019. As of  September 30, 2020, there was $62,931 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted-average period of 1.02 years.

The charges related to share-based compensation to directors, officers and employees are included within the general and administrative expense category in the statement of operations. For the years ended September 30, 2020 and September 30, 2019, the charges were $134,632 and  $372,846 respectively.

10    INCOME TAXES

The components of loss before income taxes consisted of the following:

	Year Ended September 30,	Year Ended September 30,
	2020	2019
US	$(5,349,706)	$(943,964)
Foreign	—	—
Total	$(5,349,706)	$(943,964)

As of September 30, 2020, the Company is expected to have net operating loss carryforwards of approximately $7.7 million for federal tax purposes, which will expire in 2037.  The utilization of these NOL's may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code section 382. The Company has determined that ownership changes may have occurred for Internal Revenue Code section 382 purposes and therefore, the ability of the Company to utilize its NOLs may be limited.

Income tax expenses attributable to income for continuing operations consists of:

	Year Ended September 30,	Year Ended September 30,
	2020	2019
Federal:
Current	—	—
Deferred	$(169,925)	$(306,125)

Foreign:
Current	—	—
Deferred	—	—

State and local:
Current	—	—
Deferred	(58,097)	(83,193)

Change in valuation allowance	224,988	381,734

Income tax (benefit)/expense	$(3,034)	$(7,584)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

	September 30,
	2020	2019
Deferred tax assets:
Accrued Compensation	$81,861	$73,717
Stock Compensation	454,507	453,767
Net operating losses	2,215,640	2,120,177
R&D Credit carryforward	208,715	148,715
Fixed assets	523	561
Total gross deferred tax asset	2,961,246	2,796,937

Less: valuation allowance	(3,009,789)	(2,784,801)

Net deferred tax asset	(48,543)	12,136

Deferred tax liabilities:
Intangible assets	48,543	(15,170)
Fixed assets	—	—
Total Deferred tax liabilities	48,543	(15,170)

Net Deferred Income Tax	$—	$(3,034)

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the full amount of the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $3.0 million against the deferred tax asset that is not expected to be realized.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended September 30, 2020 and September 30, 2019.

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

	Year ended September 30,	Year ended September 30,
	2020	2019
Federal statutory rate	21.00%	21.00%
Permanent items	(18.21)%	6.91%
State taxes	0.86%	6.96%
Increase in valuation allowance	(4.21)%	(40.42)%
Impact of the change to Federal Statutory Tax	1.12%	6.35%
Other	(0.50)%	—%
Effective income tax rate	0.06%	0.80%

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of September 30, 2020, open years related to the federal jurisdiction are fiscal years ending 2019, 2018 , 2017 and 2016.

The Company has no open tax audits for the returns that were filed, with any tax authority as of September 30, 2020. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

11. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the years ended September 30, 2020 and 2019.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the years ended September 30, 2020 and 2019,  Eurema Consulting did not supply the Company with consulting services. As of September 30, 2020, and September 30, 2019, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company's principal shareholders and was a director of Arna Therapeutics Ltd. During the years ended September 30, 2020 and 2019, Gabriele Cerrone did not supply the Company with consulting services. As of September 30, 2020, and September 30, 2019, the balance due to Gabriele Cerrone was $175,000 for past consultancy services. In March 2020, the Company entered into  a 12% Convertible Promissory Note with Gabriele Cerrone  for $20,000 with a maturity date of March 20, 2021. The amount due for this note at September 30, 2020, with respect to the principal and accrued interest, is $21,267.

Panetta Partners

Panetta Partners Limited, a shareholder of Arna, is a company in which Gabriele Cerrone has significant interest and also serves as a director. In January 2021, Panetta Partners Ltd advanced $60,000 to the Company. This advance will be converted into a promissory note, the terms of which are currently being negotiated by the Company.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company's principal shareholders.  During the years ended September 30, 2020 and 2019,  Roberto Pellicciari did not supply the Company with consulting services. As of September 30, 2020, and September 30, 2019, the balance due to Roberto Pellicciari was $175,000 for past consultancy services.  At both September 30, 2020 and September 30, 2019, TES Pharma was owed $75,000.

Tiziana Life Sciences Plc ("Tiziana")

The Company is party to a Shared services agreement with Tiziana, whereby the Company is charged for shared services and rent. Tiziana has agreed to waive all charges for shared services from October 2018 onwards, until further notice since the amounts due for such services are de minimis. No amounts were therefore due during the year with regards to this agreement. Keeren Shah the Company's Finance Director, is also Finance Director of Tiziana, and Kunwar Shailubhai, the Company's former CEO and a director of the Company, is also a director of Tiziana.

As of September 30, 2020 and September 30, 2019, the Company made payments on behalf of Tiziana of  $748 and $14,335, respectively, which are recorded as a related party receivable in the accompanying condensed consolidated balance sheets.

On March 31, 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, this was extended by a further $7,000, so the loan facility totals $72,000. The amount due to Tiziana under this agreement as of September 30, 2020 was $74,880.

In April 2020, Tiziana entered into an Asset Purchase Agreement with the Company to  purchase the all of the properties, rights, interests and other tangible and intangible assets relating to Actinomycin D for $120,000. See Note 4 for more details.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. In February 2020 and September 2020, the Company entered into  12% Convertible Promissory Notes with Panetta Partners for $31,000  and $35,000 with  maturity dates of February 07, 2021 and 22 September 2020, respectively. The amount due for these notes as at September 30, 2020, with respect to the principal and accrued interest is $33,408 and $35,093, respectively.

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

During the year ended September 30, 2020, the Company did not incur any rental expenses related to this agreement as these costs were recharged to Tiziana under the shared services agreement.

Consultancy Agreements

In October 2016, the Company entered into a consultancy agreement with Tiziano Lazzaretti in which he agreed to serve as Chief Financial Officer for a fee of $50,000 per year. This was increased to $80,000 a year in April 2017 by the Company's compensation committee. During the nine months ended June 30, 2020 the Company incurred approximately $60,000 of consultancy expenses related to this agreement. On August 18, 2020, the Company announced that effective August 1, 2020  the Company had terminated the consulting agreement it had with Tiziano Lazzaretti.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences Plc. Under the terms of this agreement, the Company will be charged for shared administrative services including payroll and rent for the Lexington Avenue, NY  premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. As charges under this agreement had been waived, at September 30, 2020, $0 is due by Tiziana Life Sciences plc.

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

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On October 15, 2020 the Company announced that Willy Simon has been appointed as the Chairman of Rasna Therapeutics, replacing Alessandro Padova, who resigned for personal reasons. Mr. Simon is a banker and worked at Kredietbank N.V. and Citibank London before serving as an executive member of the Board of Generale Bank NL from 1997 to 1999 and as the chief executive of Fortis Investment Management from 1999 to 2002. He acted as chairman of Bank Oyens & van Eeghen from 2002 to 2004. Willy Simon has been the chairman of Bever Holdings, a company listed in Amsterdam, since 2006 and Chairman of Ducat Maritime since 2015. He also serves as the Executive Chairman of OKYO Pharma Ltd. and is a board member of Tiziana Life Sciences plc.

On October 21, 2020 the Company issued a 12% convertible promissory note (the “Note”) in the principal amount of $57,500. The Note has a maturity date of October 21, 2021 and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.05 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest. The Holder provided us with $40,000 in cash, which we received in October 2020. The Note contains an anti-dilution provision which adjusts the conversion price in the event of an issuance by the Company of common stock below the then effective conversion price.

On December 21, 2020, Dr. Kunwar Shailubhai resigned as a director of Rasna Therapeutics, Inc. (the “Company”) for personal reasons and on December 23, 2020, the Board of the Company appointed Gary S. Jacob as a director of the Company.

 On January 12, 2021, Panetta Partners Ltd advanced $60,000 to the Company. This advance will be converted into a promissory note, the terms of which are currently being negotiated by the Company.

