Form 10-Q
period 2020-12-31
Rasna Therapeutics Inc.
filed 2021-04-05
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of March 4, 2021.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$3,351	$14,241
Prepayments	—	17,641
Related party receivable	—	748
Total current assets	3,351	32,630

Property and equipment, net	—	314
Total non-current assets	—	314

Total assets	$3,351	$32,944

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,701,361	$1,635,788
Related party payables	550,932	550,000
Loan payable - related party	76,320	74,880
Convertible notes payable - related party	133,310	89,768
Convertible notes payable	369,786	357,196
Total current liabilities	2,831,709	2,707,632

Total liabilities	2,831,709	2,707,632

Commitments and contingencies (Note 7)

Shareholders' equity
Common stock, $0.001 par value; 200,000,000 shares authorized; 68,908,003 shares issued and outstanding	68,909	68,909
Additional paid-in capital	19,933,076	19,914,884
Accumulated deficit	(22,830,343)	(22,658,481)
Total shareholders' deficit	(2,828,358)	(2,674,688)
Total liabilities and shareholders' deficit	$3,351	$32,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2020	2019
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	154,941	149,281
Research and development	—	—
Consultancy fees	—	—
Legal and professional fees	—	—
Total operating expenses	154,941	149,281

Loss from operations	(154,941)	(149,281)

Other expense:
Interest on convertible notes payable	(17,077)	(8,761)
Impairment of goodwill	—	—
Gain on sale of asset	—	—
Foreign currency transaction loss	156	—
Total other expense	(16,921)	(8,761)

Loss from operations before income taxes	(171,862)	(158,042)

Income tax provision	—	—

Net loss	$(171,862)	$(158,042)

Basic and diluted net loss per share attributable to common shareholders	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/DEFICIT

(UNAUDITED)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	18,192	—	18,192
Net loss	—	—	—	(171,862)	(171,862)

Balance at December 31, 2020	68,908,003	$68,909	$19,933,076	$(22,830,343)	$(2,828,358)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	47,173	—	47,173
Net loss	—	—	—	(158,042)	(158,042)

Balance at December 31, 2019	68,908,003	$68,909	$19,827,425	$(17,469,851)	$2,426,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,862)	$(158,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	18,192	47,173
Depreciation	314	409
Interest accrued	1,440	—
Goodwill impairment	—	—
Other non-cash items	16,132	8,761
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	65,573	2,643
Related party payable	932	5,902
Prepayments and other receivables	17,641	(613)
Related party receivable	748	14,335
Net cash used in operating activities	(50,890)	(79,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable - related party	—	—
Proceeds from issuance of convertible note payable	40,000	57,500
Net cash provided by financing activities	40,000	57,500

Effect of foreign exchange rate	—	—

Net change in cash	(10,890)	(21,932)

Cash, beginning of period	14,241	50,068

Cash, end of period	$3,351	$28,136

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or ability to secure additional cash resources, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated.

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the "SEC”) and United States generally accepted accounting principles (“US GAAP”) for interim reporting. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended September 30, 2020 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on January 15, 2021.  The accompanying unaudited condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The results of the operations for the three months ended December 31, 2021 may not be indicative of the results that may be expected for the year ending September 30, 2021.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Compnay and its wholly owned subsidiary, Rasna DE, and Rsasna DE's subsidiary, Arna Therapeutics Limited. All significant intercompany accounts and transactions have been eliminates in the preparation of the accompanying consolidated financial statements.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants and convertible loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	December 31, 2020	December 31, 2019
Stock options	3,648,675	3,973,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	2,382,692	2,145,000
Total shares issuable upon exercise or conversion	7,957,868	8,045,176

The following is the computation of net loss per share for the following periods:

 Recent Accounting Pronouncements

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

 3.    LIQUIDITY AND GOING CONCERN

The Company has no present revenue and has experienced net losses and significant cash outflows from cash used in operating activities since inception.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months and will require significant additional cash resources to launch new development phases of existing products in its pipeline.

In the event that the Company is unable to secure the additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the date of this filing. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern one year from the date of this filing. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company's cost structure.

4.    SHARE-BASED COMPENSATION

For the three months ended December 31, 2020  and December 31, 2019, $18,192 and $47,143 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements. No costs related to non-employees have been included within the consultancy fees expense category in the unaudited condensed consolidated interim financial statements in the three months ended December 31, 2020  and the three months ended December 31, 2019.

As of December 31, 2020, there was $24,482 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 0.64 years.

.

5.    CONVERTIBLE NOTES

Convertible note issued on August 8, 2018

On August 8, 2018, the Company entered into a 12% Convertible Promissory Note with High Octane Bioresearch Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $135,000 in cash, which was received by the Company during the year ended September 30, 2020. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 12%, with principal and accrued interest on the Note due and payable on August 9, 2019 (unless converted under terms and provisions as set forth within the Agreement). The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Agreement, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

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

As at December 31, 2020, and through to the date of this filing, this note payable is past due and is classified as a current liability on the consolidated balance sheet as of December 31, 2020. The note continues to accrue interest and all relevant penalties have been accrued as of December 31, 2020. The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

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

As at the date of this filing, this note payable is past due. The note continues to accrue interest and all relevant penalties.  The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

Convertible note issued on November 12, 2019

On November 12, 2019, the Company entered into a third 12% Convertible Promissory Note with the Holder with a maturity date of November 12, 2020. The Holder provided the Company with $57,500 in cash, which was received by the Company during the three months ended December 31, 2019 under the same terms as the Note above. As at the date of this filing, this note payable is past due. The note continues to accrue interest and all relevant penalties.  The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

Convertible note issued on February 7, 2020

In February 2020, the Company entered into a fourth 12% Convertible Promissory Note with the Holder with a maturity date of February 7, 2021. The Holder provided the Company with 31,000 in cash, which was received by the Company during the three months ended March 31, 2020. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next equity financing, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity. As at the date of this filing, this note payable is past due. The note continues to accrue interest and all relevant penalties.  The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

Convertible note issued on March 20, 2020

In March 2020, the Company entered into a fifth 12% Convertible Promissory Note with the Holder with a maturity date of March 20, 2021. The Holder provided the Company with $20,000 in cash, which was received by the Company during the three months ended March 31, 2020, under the same terms as the fourth Note.  The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

Convertible note issued on September 22, 2020

In September 2020, the Company entered into a sixth 12% Convertible Promissory Note with the Holder with a maturity date of September 22, 2021. The Holder provided the Company with $35,000 in cash, which was received by the Company during the three months ended September 30, 2020, under the same terms as the fourth Note.  The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

Convertible note issued on October 21, 2020

In October 2020, the Company entered into a seventh 12% Convertible Promissory Note with the Holder with a maturity date of October 21, 2021. The Holder provided the Company with $40,000 in cash, which was received by the Company during the three months ended December 31, 2020.  The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.05 per share or (ii) the price of the next equity financing, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.  The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

At December 31, 2020, there were 2,346,538 shares reserved for the conversion of the Notes and 36,154 shares were reserved in lieu of fees due to Garcer Bioventures.

Interest expense, including penalty interest, associated with the convertible notes was $16,132 and $8,761 for the three months ended December 31, 2020 and 2019 respectively.
11

6.    RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions for the periods presented.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three months ended December 31, 2020 and December 31, 2019  Eurema Consulting did not supply the Company with consulting services. As of December 31, 2020, and September 30, 2020, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company's principal shareholders. As of December 31, 2020, and September 30, 2020, the balance due to Gabriele Cerrone was $175,000 for past consultancy services. In March 2020, the Company entered into  a 12% Convertible Promissory Note with Gabriele Cerrone  for $20,000 with a maturity date of March 20, 2021. The amount due for this note at December 31, 2020, with respect to the principal and accrued interest, is $21,873.  The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company's principal shareholders. During the three months ended December 31, 2020 and December 31, 2019 Roberto Pellicciari did not supply the Company with consulting services. As of December 31, 2020, and September 30, 2020, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. At December 31, 2020 and September 30, 2020, TES Pharma was owed $75,000.

Tiziana Life Sciences Plc ("Tiziana")

The Company is party to a Shared Services Agreement with Tiziana, whereby the Company is charged for shared services and rent. Tiziana had previously agreed to waive all charges for shared services from October 2018 onwards, until further notice since the amounts due for such services are de minimis. Notice was given and recharges from October 1, 2020 were resumed . Keeren Shah the Company's Finance Director, is also Finance Director of Tiziana, and the Company's directors, Willy Simon and John Brancaccio are also non executive directors of Tiziana.

As of December 31, 2020 , $982 was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets. As of  September 30, 2020, the Company made payments on behalf of Tiziana of $748, which are recorded as a related party receivable in the accompanying condensed consolidated balance sheets.

On March 31, 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of December 31, 2020, the amounts due to Tiziana under this loan facility were $76,320.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. In February 2020, the Company entered into a 12 % Convertible Promissory Note with Panetta Partners for $31,000 with a maturity date of February 07, 2021. The amount due for this note at December 31, 2020, with respect to the principal and accrued interest, is $34,348. The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

In February 2020, September 2020 and October 2020 the Company entered into  12% Convertible Promissory Notes with Panetta Partners for $31,000,  $35,000 and $40,000 with  maturity dates of February 07, 2021, 22 September, 2020 and 21 October, 2021, respectively. The amount due for these notes at December 31, 2020, with respect to the principal and accrued interest is $34,438, $36,155 and $40,933 respectively. The Company has issued an amended and restated  Convertible Promissory Note (see Note 7).

7.    SUBSEQUENT EVENTS

On February 5, 2021, the Company issued amended and restated Convertible Promissory Notes to all Note holders with an extended maturity date of December 31, 2021 and conversion terms amended to the lower of (i) $0.01 or (ii) the price of the next equity financing, which raises at least US$1,000,000.

On January 14, 2021 the Company issued a 12% convertible promissory note (the “Note”) in the principal amount of $60,000. The Note has a maturity date of  December 31, 2021 and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) the price of the next equity financing, which raises at least US$1,000,000. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest. The Holder provided us with $60,000 in cash, which we received in January 2021. The Note contains an anti-dilution provision which adjusts the conversion price in the event of an issuance by the Company of common stock below the then effective conversion price.

On February 10, 2021 the Company issued a 12% convertible promissory note (the “Note”) in the principal amount of $90,000. The Note has a maturity date of  December 31, 2021 and is convertible by the holder at any time into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) the price of the next equity financing, which raises at least US$1,000,000. If the holder has not converted the Note into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest. The Holder provided us with $90,000 in cash, which we received in February 2021. The Note contains an anti-dilution provision which adjusts the conversion price in the event of an issuance by the Company of common stock below the then effective conversion price.
13

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K filed on January 15, 2021 under the heading “Risk Factors,” which are incorporated herein by reference.

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

The Company has determined that it was not subject to any new accounting pronouncements that became effective during the three months ended December 31, 2020.

Basis of preparation

The accompanying financial statements have been prepared in conformity with US GAAP. Any reference in these notes to applicable guidance is meant to refer to US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“the FASB”).

Liquidity and Going Concern

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at December 31, 2020, had an accumulated deficit of $22,830,343, a net loss for the three months ended December 31, 2020 of $154,941 and net cash used in operating activities of $50,890 for the three months ended December 31, 2020.

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

Results of Operations for the three months ended December 31, 2020 and 2019

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	154,941	149,281
Consultancy fees	—	—
Legal and professional fees	—	—
Total operating expenses	154,941	149,281

Loss from operations	(154,941)	(149,281)

Other expense:
Interest on convertible notes payable	(17,077)	(8,761)
Foreign currency transaction gain	156	—
Other expense	(16,921)	(8,761)

Net loss	$(171,862)	$(158,042)

Revenues

There were no revenues for the three months ended December 31, 2020 and 2019 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the three months ended December 31, 2020 increased to $154,941 from $149,281 for the three months ended December 31, 2019, an increase of $5,660. The increase is primarily attributable to a reduction in general and administrative costs, reflecting the decreased activity in the Company (approximately $27,000), a reduction in consultancy fees of ($16,250) due to the departure of the CFO,  offset by an increase in legal and professional fees $50,000, which is due to the reversal of unpaid bonus accruals in 2019. The decreased activity is a result of the Company having insufficient cash resources to fund its operations.

Net Loss

Net loss for the three months ended December 31, 2020 increased to $171,862 from $158,042 for the three months ended December 31, 2019, an increase of $13,820. The increase is primarily attributable a  reduction in general and administrative costs, reflecting the decreased activity in the Company (approximately $27,000), a reduction in consultancy fees of ($16,250) due to the departure of the CFO,  offset by an increase in legal and professional fees $50,000, which is due to the reversal of unpaid bonus accruals in 2019.  In addition there was an increase of approximately $8,000 for additional interest charged for promissory notes. The decreased activity is a result of the Company having insufficient cash resources to fund its operations.

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

On September 22, 2020, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $35,000 with a maturity date of September 22, 2021. The Note  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On October 21, 2020, we issued  a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $40,000 with a maturity date of October 21, 2021. The Note  is convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.05 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

All notes contain an anti-dilution provision, which adjusts the conversion price in the event of an issuance by us of common stock below the then effective conversion price. All of these notes were amended and restated in February 2021. The mayurity date of the notes were extended to December 31, 20201 and the conversion price amended to $0.01 per share.

On April 16, 2020, we entered into an asset purchase agreement with Tiziana pursuant to which we agreed to sell all of the intellectual property relating to a nanoparticle-based formulation of Act D to Tiziana in exchange for an upfront payment of $120,000 and milestone payments of up to an aggregate $630,000.

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	December 31, 2020	September 30, 2020	Change
	(Unaudited)
Current assets	$3,351	$32,630	$(29,279)
Current liabilities	2,831,709	2,707,632	124,077
Working capital deficit	$(2,828,358)	$(2,675,002)	$(153,356)

We had a cash balance of $3,351 and $14,241 at December 31, 2020 and September 30, 2020, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended December 31,
	2020	2019	Increase/(Decrease)
Net cash used in operating activities	$(50,890)	$(79,432)	$28,542
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$40,000	$57,500	$(17,500)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $50,890 for the three months ended December 31, 2020 compared to $79,432 for the three months ended December 31, 2019. The net loss of $171,862 for the three months ended December 31, 2020 was partially offset primarily by non-cash share based compensation of $18,192, interest accrued on the Convertible Loan Notes of $1,440, interest accrued on convertible loan notes of $16,132, depreciation expense of $314 and changes in operating assets and liabilities of $84,894. The net loss of $158,042 for the three months ended December 31, 2019, was partially offset by non-cash items such as share based compensation of  $47,173, depreciation expense of $409 and changes in operating assets and liabilities of $16,365.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of a convertible note of  $40,000  in the three months ended December 31, 2020 compared to $57,500 of proceeds from the issuance of a convertible note during the three months ended December 31, 2019.

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

As of the end of the period covered by this Report, the Company’s Chief Executive Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation,  the Chief Executive officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our  Annual Report on Form 10-K as of and for the year ended September 30, 2020, filed with the SEC on February 15, 2021.

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

Rasna Therapeutics, Inc.

April 5, 2021	By:	/s/ Keeren Shah
Name: Keeren Shah Title: Finance Director, (Principal Executive Officer and Principal Financial and Accounting Officer)

