Form 10-Q
period 2021-03-31
Rasna Therapeutics Inc.
filed 2021-06-02
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of May 28, 2021.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2021	2020
ASSETS
Current assets:
Cash	$32,204	$14,241
Prepaid expenses	61,403	17,641
Related party receivable	—	748
Total current assets	93,607	32,630

Property and equipment, net	—	314
Total non-current assets	—	314

Total assets	$93,607	$32,944

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,718,476	$1,635,788
Related party payables	553,021	550,000
Loan payable and accrued interest, related party	77,760	74,880
Convertible notes payable, net - related party	167,433	90,262
Convertible notes payable, net	380,121	356,702
Total current liabilities	2,896,811	2,707,632

Total liabilities	2,896,811	2,707,632

Commitments and contingencies

Shareholders’ equity
Common stock, $0.001 par value; 200,000,000 shares authorized; 68,908,003 shares issued and outstanding	68,909	68,909
Additional paid-in capital	20,224,590	19,914,884
Accumulated deficit	(23,096,703)	(22,658,481)
Total shareholders’ deficit	(2,803,204)	(2,674,688)
Total liabilities and shareholders’ deficit	$93,607	$32,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	77,556	136,416	203,824	275,508
Research and development	16,067	45,164	44,739	55,353
Total operating expenses	93,623	181,580	248,563	330,861

Loss from operations	(93,623)	(181,580)	(248,563)	(330,861)

Other income/(expense):
Accretion of debt discount	(27,273)	—	(27,273)	—
Beneficial conversion feature on convertible notes	(123,718)	—	(123,718)	—
Interest expense	(21,640)	(9,393)	(38,716)	(18,154)
Foreign currency transaction (loss)/gain	(107)	—	48	—
Total other income/(expense)	(172,738)	(9,393)	(189,659)	(18,154)

Loss from operations before income taxes	(266,361)	(190,973)	(438,222)	(349,015)

Income tax provision	—	—	—	—

Net loss	$(266,361)	$(190,973)	$(438,222)	$(349,015)

Basic and diluted net loss per share attributable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/DEFICIT

(UNAUDITED)

	Six Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	35,988	—	35,988
Beneficial conversion feature related to convertible notes			273,718		273,718
Net loss	—	—	—	(438,222)	(438,222)

Balance at March 31, 2021	68,908,003	$68,909	$20,224,590	$(23,096,703)	$(2,803,204)

	Six Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	89,681	—	89,681
Net loss	—	—	—	(349,015)	(349,015)

Balance at March 31, 2020	68,908,003	$68,909	$19,869,933	$(17,660,824)	$2,278,018

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	68,908,003	$68,909	$19,933,076	$(22,830,343)	$(2,828,358)

Share based compensation	—	—	17,796	—	17,796
Net loss	—	—	—	(266,361)	(266,361)
Beneficial conversion feature related to convertible notes			273,718		273,718

Balance at March 31, 2021	68,908,003	$68,909	$20,224,591	$(23,096,703)	$(2,803,204)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	68,908,003	$68,909	$19,827,425	$(17,469,851)	$2,426,483

Share based compensation	—	—	42,508	—	42,508
Net loss	—	—	—	(190,973)	(190,973)

Balance at March 31, 2020	68,908,003	$68,909	$19,869,933	$(17,660,824)	$2,278,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438,222)	$(349,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	35,988	89,681
Depreciation	314	817
Fee for convertible loan note to be settled in equity	123,718	—
Accretion of debt discount	27,273	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	105,613	83,266
Related party payable	16,293	—
Prepayments and other receivables	(43,762)	(45,747)
Related party receivable	748	3,375
Net cash used in operating activities	(172,037)	(217,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable - related party	—	65,000
Proceeds from issuance of convertible note payable	190,000	108,500
Net cash provided by financing activities	190,000	173,500

Effect of foreign exchange rate	—	—

Net change in cash	17,963	(44,123)

Cash, beginning of period	14,241	50,068

Cash, end of period	$32,204	$5,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  GENERAL INFORMATION

Rasna Therapeutics, Inc. (“Rasna DE”, “Rasna Inc.” or the “Company”), is a biotechnology company incorporated in the State of Delaware on March 28, 2016. The Company is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

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

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the “SEC”) and United States generally accepted accounting principles (“US GAAP”) for interim reporting. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended September 30, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on January 15, 2021. The accompanying unaudited condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The results of the operations for the six months ended March 31, 2021 may not be indicative of the results that may be expected for the year ending September 30, 2021.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Rasna DE, and Rasna DE’s subsidiary, Arna Therapeutics Limited. All significant intercompany accounts and transactions have been eliminates in the preparation of the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the fair values of share based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants and convertible loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31, 2021	March 31, 2020
Stock options	3,648,675	3,948,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	70,150,898	564,615
Total shares issuable upon exercise or conversion	75,726,074	6,439,791

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net loss for the period	$(266,361)	$(190,973)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.00)	$(0.00)

	For the Six Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net loss for the period	$(438,222)	$(349,015)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.00)	$(0.01)

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

In the event that the Company is unable to secure the additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern one year from the date of this filing. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

4.  SHARE-BASED COMPENSATION

For the three and six months ended March 31, 2021 $17,796 and $35,988 respectively, related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements.

For the three and six months ended March 31, 2020 $42,508 and $89,691 respectively, related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements.

As of March 31, 2021 there was $6,686 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 0.85 years.

5.  CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of March 31, 2021 and September 30, 2020:

Convertible Notes Payable:	March 31, 2021	September 30, 2020
Principal value of Non-Related Party Notes	292,500	292,500
Interest accrued	87,621	64,202
Carrying Value of Note	380,121	356,702

Principal value of Related Party Notes	276,000	86,000
Interest accrued	14,160	4,262
Beneficial conversion feature of new notes	(122,727)	-
Carrying Value of Note	167,433	90,262

Total carrying value of convertible notes payable	547,554	446,964

All notes accrue interest at 12% per annum and are due on December 31, 2021.

On February 3, 2021, all previously outstanding notes were reissued with amended expiry and conversion terms. The amended terms are as follows:

1.	Conversion

The amended Notes provide the Holders with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement.

2.	Expiry of the notes was amended to December 31, 2021.

The fair value of the amended notes was calculated as the principal plus interest.

The original notes were deemed to be extinguished, and a loss on extinguishment of $nil was recorded.

On January 14, 2021, the Company entered into a 12% Convertible Promissory Note with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $60,000 in cash. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 12%, with principal and accrued interest on the Note due and payable on December 21, 2021 (unless converted under terms and provisions as set forth within the Agreement). The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On February 10, 2021, the Company entered into a 12% Convertible Promissory Note with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $90,000 in cash. All other terms were the same as the note before.

Upon issuance of these notes, the Company recognized a debt discount of approximately $150,000, resulting from the recognition of a beneficial conversion feature (BCF). This BCF will be amortized on a straight line basis over the term of the note due to its short life.

6.  RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions for the periods presented.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three months ended March 31, 2021 and March 31, 2020 Eurema Consulting did not supply the Company with consulting services. As of March 31, 2021, and September 30, 2020, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of March 31, 2021, and September 30, 2020, the balance due to Gabriele Cerrone was $175,000 for past consultancy services. In March 2020, the Company entered into a 12% Convertible Promissory Note with Gabriele Cerrone for $20,000 with an extended maturity date of December 31, 2021. In February 2021, Gabriele Cerrone assigned the Note to Panetta Partners Ltd.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the three months ended March 31, 2021 and March 31, 2020 Roberto Pellicciari did not supply the Company with consulting services. As of March 31, 2021, and September 30, 2020, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. At March 31, 2021 and September 30, 2020, TES Pharma was owed $75,000.

Tiziana Life Sciences Plc (“Tiziana”)

The Company is party to a Shared Services Agreement with Tiziana, whereby the Company is charged for shared services and rent. Tiziana had previously agreed to waive all charges for shared services from October 2018 onwards, until further notice since the amounts due for such services are de minimis. Notice was given and recharges from October 1, 2020 were resumed. Keeren Shah the Company’s Finance Director, is also Finance Director of Tiziana, and the Company’s directors, Willy Simon and John Brancaccio are also non executive directors of Tiziana.

As of March 31, 2021, $3,021 was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets. As of September 30, 2020, the Company made payments on behalf of Tiziana of $748, which are recorded as a related party receivable in the accompanying condensed consolidated balance sheets.

On March 31, 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of March 31, 2021, the amounts due to Tiziana under this loan facility were $77,760.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director.

In February 2020, September 2020 and October 2020 the Company entered into 12% Convertible Promissory Notes with Panetta Partners for $31,000, $35,000 and $40,000 with extended maturity dates of December 31, 2021. The amount due for these notes at March 31, 2021, with respect to the principal and accrued interest is $35,278 $37,205 and $42,133 respectively.

In February 2021, Gabriele Cerrone, a major shareholder of Panetta Partners Ltd, assigned a 12% Convertible Promissory Note that he entered into in February 2020 to Panetta Partners Ltd. The amount due for this note at March 31, 2021, with respect to the principal and accrued interest is $22,473.

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

We anticipate that our expenses will increase substantially if and as we:

●	initiate new clinical trials;

●	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;

●	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;

●	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;

●	make milestone or other payments under our agreements pursuant to which we have licensed or acquired rights to intellectual property and technology;

●	seek to maintain, protect, and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel;

●	incur the administrative costs associated with being a public company and related costs of compliance;

●	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts; and

●	experience any delays or encounter issues with any of the above.

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

The Company has determined that it was not subject to any new accounting pronouncements that became effective during the six months ended March 31, 2021.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at March 31, 2021, had a working capital deficit of $2,803,204, a net loss for the six months ended March 31, 2021 of $438,222 and net cash used in operating activities of $172,037 for the six months ended March 31, 2021.

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

Results of Operations for the six months ended March 31, 2021 and 2020

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
Research and Development	44,739	55,353
General and administrative	185,343	238,451
Consultancy fees	7,500	39,997
Legal and professional fees	10,982	(2,940)
Total operating expenses	248,563	330,861

Loss from operations	(248,563)	(330,861)

Other expense:

		—
Accretion of debt discount	(27,273)	—
Beneficial conversion feature on convertible notes	(123,718)	—
Interest expense	(38,716)	—
Foreign currency transaction gain	48	—
Other expense	(189,659)	(18,154)

Net loss	$(438,222)	$(349,015)

Revenues

There were no revenues for the six months ended March 31, 2021 and 2020 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of, research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the six months ended March 31, 2021 decreased to $248,563 from $330,861 for the six months ended March 31, 2020, a decrease of $82,298 The decrease is primarily attributable to a reduction in the share based payments charge due to the more options having reached the end of their vesting period (approximately $54,000) and a reduction in consulting fees (approximately $30,000).

Other expense

During the six months ended March 31, 2021, other expense increased to approximately $190,000 from $18,000 in the prior year. This is due to the additional interest accrued on the convertible debt of $34,000, additional interest accrued on a relate party loan of $5,000, a charge recognized for the beneficial conversion feature of $124,000 and the accretion of debt discount of $27,000.

Net Loss

Net loss for the six months ended March 31, 2021 increased to $438,222 from $349,015 for the six months ended March 31, 2020, an increase of $89,207.

Liquidity and Capital Resources

We believe we will require significant additional cash resources to continue to launch new development phases of existing products in the Company’s pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

On November 12, 2019, we issued a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $57,500 with a maturity date of November 12, 2020. The Note was convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.65 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On February 07, 2020, we issued a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $31,000 with a maturity date of February 07, 2021. The Note was convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On March 20, 2020, we issued a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $20,000 with a maturity date of March 20, 2021. The Note was convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On September 22, 2020, we issued a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $35,000 with a maturity date of September 22, 2021. The Note was convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.20 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On October 21, 2020, we issued a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $40,000 with a maturity date of October 21, 2021. The Note was convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.05 per share or (ii) the price of the next financing during the 180 days after the date of the Note. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

All notes contain an anti-dilution provision, which adjusts the conversion price in the event of an issuance by us of common stock below the then effective conversion price. All of these notes were amended and restated in February 2021. The maturity date of the notes were extended to December 31, 20201 and the conversion price amended to the lower of (i) $0.01 per share or (ii) t the price of the next equity financing, which raises at least US$1,000,000.

On January 14, 2021, we issued a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $60,000 with a maturity date of December 31, 2021. The Note was convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) t the price of the next equity financing, which raises at least US$1,000,000. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On February 10, 2021, we issued a 12% convertible promissory note (the “Note”) to an investor, in the principal amount of $90,000 with a maturity date of December 31, 2021. The Note was convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) t the price of the next equity financing, which raises at least US$1,000,000. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On April 16, 2020, we entered into an asset purchase agreement with Tiziana pursuant to which we agreed to sell all of the intellectual property relating to a nanoparticle-based formulation of Act D to Tiziana in exchange for an upfront payment of $120,000 and milestone payments of up to an aggregate $630,000.

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	March 31, 2021 (Unaudited)	September 30, 2020	Change

Current assets	$93,607	$32,630	$(60,977)
Current liabilities	2,899,881	2,707,632	1,980,029
Working capital deficit	$(2,803,204)	$(2,675,002)	$1,919,052

We had a cash balance of $32,204 and $14,241 at March 31, 2021 and September 30, 2020, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended March 31,
	2021	2020	Increase/ (Decrease)
Net cash used in operating activities	$(172,037)	$(217,623)	$45,586
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$190,000	$173,500	$16,500

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $172,037 for the six months ended March 31, 2021 compared to $217,623 for the six months ended March 31, 2020.  The net loss of $438,222 for the six months ended March 31, 2021 was partially offset primarily by non-cash share-based compensation of $35,988, interest accrued on the Convertible Loan Notes and the loan from Tiziana of $36,197, other expenses related to the convertible notes of $150,991 and changes in operating assets and liabilities of $42,696 The net loss of $349,015 for the six months ended March 31, 2020 was partially offset primarily by non-cash share based compensation of $89,681, interest accrued on the Convertible Loan Notes of $18,154 and changes in operating assets and liabilities of $22,740

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $190,000 for the six months ended March 31, 2020 compared to proceeds from the issuance of a convertible note of $173,500 and a related party loan payable of $65,000 for the six months ended March 31, 2020.

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

Rasna Therapeutics, Inc.

June 2, 2021	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Finance Director, (Principal Executive Officer and Principal Financial and Accounting Officer)