Form 10-Q
period 2021-06-30
Rasna Therapeutics Inc.
filed 2021-08-16
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003  shares of common stock were issued and outstanding as of August 11, 2021.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2021	2020
ASSETS
Current assets:
Cash	$50,840	$14,241
Prepaid expenses	43,816	17,641
Related party receivable	—	748
Total current assets	94,656	32,630

Property and equipment, net	—	314
Total non-current assets	—	314

Total assets	$94,656	$32,944

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,674,351	$1,635,788
Related party payables	557,757	550,000
Loan payable and accrued interest, related party	79,200	74,880
Convertible notes payable, net - related party	216,140	90,262
Convertible notes payable, net	488,896	356,702
Total current liabilities	3,016,344	2,707,632

Total liabilities	3,016,344	2,707,632

Commitments and contingencies

Shareholders’ equity
Common stock, $0.001 par value; 200,000,000 shares authorized; 68,908,003 shares issued and outstanding	68,909	68,909
Additional paid-in capital	20,229,696	19,914,884
Accumulated deficit	(23,220,293)	(22,658,481)
Total shareholders’ deficit	(2,921,688)	(2,674,688)
Total liabilities and shareholders’ deficit	$94,656	$32,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	64,573	81,178	268,397	356,686
Research and development	-	11,386	44,739	66,739
Total operating expenses	64,573	92,564	313,136	423,425

Loss from operations	(64,573)	(92,564)	(313,136)	(423,425)

Other income/(expense):
Accretion of debt discount	(40,909)	—	(68,182)	—
Beneficial conversion feature on convertible notes	—		(123,718)	—
Interest expense	(18,108)	(11,631)	(56,824)	(29,785)
Gain on sale of asset	—	120,000	—	120,000
Impairment of goodwill	—	(2,722,985)	—	(2,722,985)
Foreign currency transaction gain	—	—	48	—
Total other income expense	(59,017)	(2,614,616)	(248,676)	(2,632,770)

Loss from operations before income taxes	(123,590)	(2,707,180)	(561,812)	(3,056,195)

Income tax provision	—	—	—	—

Net loss	$(123,590)	(2,707,180)	(561,812)	(3,056,195)

Basic and diluted net loss per share attributable to common shareholders	$(0.00)	$(0.04)	$(0.01)	$(0.04)

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/DEFICIT

(UNAUDITED)

	Nine Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	41,094	—	41,094
Beneficial conversion feature related to convertible notes			273,718		273,718
Net loss	—	—	—	(561,812)	(561,812)

Balance at June 30, 2021	68,908,003	$68,909	$20,229,696	$(23,220,294)	$(2,921,688)

	Nine Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	114,375	—	114,375
Net loss	—	—	—	(3,056,195)	(3,056,195)
Balance at June 30, 2020	68,908,003	$68,909	$19,894,627	$(20,368,004)	$(404,468)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2021	68,908,003	$68,909	$20,224,591	$(23,096,703)	$(2,803,204)

Share based compensation	—	—	5,107	—	5,107
Net loss	—	—	—	(123,591)	(123,591)

Balance at June 30, 2021	68,908,003	$68,909	$20,229,696	$(23,220,294)	$(2,921,688)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	68,908,003	$68,909	$19,869,933	$(17,660,824)	$2,278,018

Share based compensation	—	—	24,694	—	24,694
Net loss	—	—	—	(2,707,180)	(2,707,180)
Balance at June 30, 2020	68,908,003	$68,909	$19,894,627	$(20,368,004)	$(404,468)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561,812)	$(3,056,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	41,094	114,375
Depreciation	314	1,226
Beneficial conversion feature related to convertible notes	123,718	—
Impairment of goodwill	—	2,722,985
Accretion of debt discount	68,182	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	70,263	33,944
Related party payable	30,267	4,265
Prepayments and other receivables	(26,175)	(28,106)
Related party receivable	748	13,587
Net cash used in operating activities	(253,401)	(193,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable - related party	—	72,000
Proceeds from issuance of convertible note payable	290,000	108,500
Net cash provided by financing activities	290,000	180,500

Effect of foreign exchange rate	—	—

Net change in cash	36,599	(13,419)

Cash, beginning of period	14,241	50,068

Cash, end of period	$50,840	$36,649

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

The results of the operations for the Nine months ended June 30, 2021 may not be indicative of the results that may be expected for the year ending September 30, 2021.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants and convertible loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30, 2021	June 30, 2020
Stock options	3,648,675	3,948,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	81,877,887	12,233,333
Total shares issuable upon exercise or conversion	87,453,063	18,108,509

The following is the computation of net loss per share for the following periods:

	For the Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net loss for the period	$(123,590)	$(2,707,180)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.00)	$(0.04)

	For the Nine Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net loss for the period	$(561,812)	$(3,0056,195)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.04)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company has not yet evaluated the effect that this update will have on its financial statements and related disclosures.

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

4.  SHARE-BASED COMPENSATION

For the three and Nine months ended June 30, 2021 $5,106 and $41,094 respectively, related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements.

For the three and Nine months ended June 30, 2020 $24,694 and $114,375 respectively, related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements.

As of June 30, 2021 there was $1,580 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 0.17 years.

5.  CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of June 30, 2021 and September 30, 2020:

Convertible Notes Payable:	June 30, 2021	September 30, 2020
Principal value of Non-Related Party Notes	392,500	292,500
Interest accrued	96,396	64,202
Carrying Value of Notes	488,896	356,702

Principal value of Related Party Notes	276,000	86,000
Interest accrued	21,958	4,262
Beneficial conversion feature of new notes	(81,818)	-
Carrying Value of Notes	216,140	90,262

Total carrying value of convertible notes payable	705,036	446,964

Most notes accrue interest at 12% per annum and are due on December 31, 2021. The most recent note issued for $100,000 accrues interest at 1% per annum and is due on December 31, 2021.

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

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three months ended June 30, 2021 and June 30, 2020 Eurema Consulting did not supply the Company with consulting services. As of June 30, 2021, and September 30, 2020, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of June 30, 2021, and September 30, 2020, the balance due to Gabriele Cerrone was $175,000 for past consultancy services. In March 2020, the Company entered into a 12% Convertible Promissory Note with Gabriele Cerrone for $20,000 with an extended maturity date of December 31, 2021. In February 2021, Gabriele Cerrone assigned the Note to Panetta Partners Ltd.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the three months ended June 30, 2021 and June 30, 2020 Roberto Pellicciari did not supply the Company with consulting services. As of June 30, 2021, and September 30, 2020, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. At June 30, 2021 and September 30, 2020, TES Pharma was owed $75,000.

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

As of June 30, 2021, $7,757 was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets. As of September 30, 2020, the Company made payments on behalf of Tiziana of $748, which are recorded as a related party receivable in the accompanying condensed consolidated balance sheets.

On June 30, 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of June 30, 2021, the amounts due to Tiziana under this loan facility were $79,200.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director.

In February 2020, September 2020 and October 2020 the Company entered into 12% Convertible Promissory Notes with Panetta Partners for $31,000, $35,000 and $40,000 with extended maturity dates of December 31, 2021. The amount due for these notes at June 30, 2021, with respect to the principal and accrued interest is $36,198, $38,243 and $43,320 respectively.

In February 2021, Gabriele Cerrone, a major shareholder of Panetta Partners Ltd, assigned a 12% Convertible Promissory Note that he entered into in February 2020 to Panetta Partners Ltd. The amount due for this note at June 30, 2021, with respect to the principal and accrued interest is $23,067.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after the balance sheet date up to the date that the consolidated financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

The Company has determined that it was not subject to any new accounting pronouncements that became effective during the Nine months ended June 30, 2021.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at June 30, 2021, had a working capital deficit of $2,921,688, a net loss for the Nine months ended June 30, 2021 of $561,812 and net cash used in operating activities of $253,401 for the Nine months ended June 30, 2021.

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

Results of Operations for the Nine months ended June 30, 2021 and 2020

The following table sets forth the summary statements of operations for the periods indicated:

	For the Nine Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
Research and Development	44,739	66,739
General and administrative	268,398	356,686
Total operating expenses	313,137	423,425

Loss from operations	(313,137)	(423,425)

Other expense:

		—
Accretion of debt discount	(68,182)	—
Beneficial conversion feature on convertible notes	(123,718)	—
Gain on sale of asset	—	120,000
Impairment of goodwill	—	(2,722,985)
Interest expense	(56,824)	(29,785)
Foreign currency transaction gain	48	—
Other expense	(248,676)	(2,632,770)

Net loss	$(561,812)	$(3,056,195)

Revenues

There were no revenues for the Nine months ended June 30, 2021 and 2020 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses for the Nine months ended June 30, 2021 decreased to $268,398 from $356,686 for the Nine months ended June 30, 2020, a decrease of $88,288 The decrease is primarily attributable to a reduction in the share based payments charge due to more options having reached the end of their vesting period (approximately $74,000) and a reduction in consulting fees (approximately $14,000).

Other expense

During the nine months ended June 30, 2021, other expense decreased to approximately $249,000 from $2,632,000 in the prior year. This is due to one off charges in the prior year for the impairment of goodwill ($2,723,000) and the gain on the sale of an asset of $120,000 offset by the additional interest accrued on the convertible debt of $27,000, a charge recognized for the beneficial conversion feature of $124,000 and the accretion of debt discount of $68,000.

Net Loss

Net loss for the Nine months ended June 30, 2021 decreased to $561,812 from $3,056,195 for the Nine months ended June 30, 2020, a decrease of $2,494,383.

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

On May 25, 2021, we issued a 1% convertible promissory note (the “Note”) to an investor, in the principal amount of $100,000 with a maturity date of December 31, 2021. The Note was convertible by the holder at any time into shares of our common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) t the price of the next equity financing, which raises at least US$1,000,000. If the holder has not converted the Note into common stock by the maturity date, we must repay the outstanding principal amount plus accrued interest.

On April 16, 2020, we entered into an asset purchase agreement with Tiziana pursuant to which we agreed to sell all of the intellectual property relating to a nanoparticle-based formulation of Act D to Tiziana in exchange for an upfront payment of $120,000 and milestone payments of up to an aggregate $630,000.

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	June 30, 2021 (Unaudited)	September 30, 2020	Change

Current assets	$94,656	$32,630	$62,026
Current liabilities	3,016,344	2,707,632	308,711
Working capital deficit	$(2,921,688)	$(2,675,002)	$(246,686)

We had a cash balance of $50,840 and $14,241 at June 30, 2021 and September 30, 2020, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine months ended June 30,
	2021	2020	Increase/ (Decrease)
Net cash used in operating activities	$(253,401)	$(193,919)	$59,482
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$290,000	$180,500	$109,500

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $253,401 for the Nine months ended June 30, 2021 compared to $193,919 for the Nine months ended June 30, 2020.  The net loss of $561,812 for the Nine months ended June 30, 2021 was partially offset primarily by non-cash share-based compensation of $41,094, interest accrued on the Convertible Loan Notes and the loan from Tiziana of $54,209, other expenses related to the convertible notes of $191,900 and changes in operating assets and liabilities of $20,894. The net loss of $3,056,195 for the nine months ended June 30, 2020 was partially offset primarily by non-cash share based compensation of $114,375, a good will impairment charge of $2,722,985, interest accrued on the Convertible Loan Notes of $28,345 and changes in operating assets and liabilities of $4,655.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $190,000 for the Nine months ended June 30, 2021 compared to proceeds from the issuance of a convertible note of $108,500 and a related party loan payable of $72,000 for the Nine months ended June 30, 2020.

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

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

August 16, 2021	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Finance Director, (Principal Executive Officer and Principal Financial and Accounting Officer)