Form 10-K
period 2021-09-30
Rasna Therapeutics Inc.
filed 2022-03-01
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,632,000 as of March 31, 2021 , based upon the closing price on the OTCQB market reported for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,908,003 shares of common stock were issued and outstanding as of February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

All leukemia arises from mutations or damage to the DNA within the blood cells. These mutations may occur spontaneously or as a result of exposure to radiation or carcinogenic substances. Ionizing radiation, as well as exposure to chemicals such as benzene, increases the risk of AML, while agricultural chemicals have been linked to an increased incidence of chronic lymphocytic leukemia, or CLL. A weak immune system, some virus forms such as human T-cell Leukemia virus I, or HTLV-1, genetic predisposition, cigarette smoking, and reactions to some therapeutic drugs are also implicated in the etiology of leukemia.

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

Our business strategy focuses on differentiated targeted therapies for genetic pathways which are known to be involved in etiologies of number of leukemia and other cancers. Our clinical program is based around three druggable intervention points with potential to improve safety and efficacy of current AML therapies, namely “stemness” (activation of stem cell-like growth patterns), cell signaling (between nucleus and cytoplasm) and stress-induced apoptosis (programmed cell death). Our focus is to target two specific genetic pathways NPM1 and LSD1, which are known to be associated with etiologies of a number of cancers, including AML (Figure 1).

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

●	Complete development of orally-available, small molecule, highly-selective, reversible inhibitor of LSD1 (RASP-201) and file IND in the near future. Manufacture of the lead RASP -201 candidate will be scaled to supply animal safety/toxicology studies and Phase 1, 2 and 3 clinical studies following the traditional 505(b)(1) pathway used for marketing approval of NCEs.

●	Selection of a lead candidate for first in class NPM1 inhibitor (RASP-301).

●	Evaluate strategic opportunities to accelerate development timelines and maximize the commercial potential of the drug candidates. Such opportunities may include partnering to achieve business objectives and achieve maximum return on investment.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

○	submission to the FDA of an IND application which must become effective before human clinical trials may begin and must be updated annually;

○	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s GLP regulations. Preclinical testing generally includes evaluation of our products in the laboratory or in animals to characterize the product and determine safety and efficacy;

○	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

○	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the product candidate for each proposed indication;

○	submission to the FDA of a NDA after completion of all pivotal clinical trials;

○	a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;

○	satisfactory completion of an FDA advisory committee review, if applicable;

○	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

○	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

○	payment of user fees and securing FDA approval of the NDA; and

○	compliance with any post-approval requirements, including the potential requirement to implement a REMS and the potential requirement to conduct post-approval studies.

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

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

The federal false claims and civil monetary penalty laws, including the Federal False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to the federal government, or knowingly making, using or causing to be made, a false statement or record material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses.

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

Healthcare Reform in the United States

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. Most recently, the Patient Protection and Affordable Care Act, or PPACA, was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

●	a licensure framework for follow-on biologic products;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, former President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Employees

As of September 30, 2021, and September 30, 2020 we had no employees.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended September 30, 2021 and 2020, we reported a net loss of $785,082 and $5,346,672, respectively. As of September 30, 2021, we had an accumulated deficit of $23,443,563.

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

Our future capital requirements will depend on many factors, including:

●	the progress of the development of our product candidates;

●	the number of product candidates we pursue;

●	the time and costs involved in obtaining regulatory approvals;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

●	our plans to establish sales, marketing and/or manufacturing capabilities;

●	the effect of competing technological and market developments;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	general market conditions for offerings from biopharmaceutical companies;

●	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and

●	our revenues, if any, from successful development and commercialization of our product candidates.

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

Our consolidated financial statements as of September 30, 2021 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

To move a product candidate into human clinical trials, we must first demonstrate an acceptable toxicity profile in preclinical testing. Furthermore, to obtain approval, we must also demonstrate safety in various non-clinical tests. We may not have conducted or may not conduct the types of non-clinical testing required by regulatory authorities, or future non-clinical tests may indicate that our product candidates are not safe for use. Preclinical and non-clinical testing is expensive, time-consuming and has an uncertain outcome. In addition, success in initial non-clinical testing does not ensure that later non-clinical testing will be successful. We may experience numerous unforeseen events during the non-clinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

●	our preclinical and non-clinical testing may produce inconclusive or negative safety results, which may require us to conduct additional non-clinical testing or to abandon product candidates;

●	our product candidates may have unfavorable pharmacology or toxicity characteristics;

●	our product candidates may cause undesirable side effects such as negative immune responses that lead to complications;

●	our enrolled patients may have allergies that lead to complications after treatment; and

●	the FDA or other regulatory authorities may determine that additional safety testing is required.

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

We have not completed the pre-clinical and clinical trials necessary to support an application for approval to market of our product candidates, if any. Our or our collaborators’ current and future clinical trials may be delayed, unsuccessful, or terminated as a result of many factors, including:

●	delays in designing an appropriate clinical trial protocol and reaching agreement on trial design with investigators and regulatory authorities;

●	governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy or guidelines;

●	adding new clinical trial sites

●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	the actual performance of CROs and clinical trial sites in ensuring the proper and timely conduct of our clinical trials;

●	adverse effects experienced by subjects in clinical trials;

●	manufacturing sufficient quantities of product candidates for use in clinical trials; and

●	delays in achieving study endpoints and completing data analysis for a trial.

In addition to these factors, our trials may be delayed, unsuccessful or terminated because:

●	regulators or institutional review boards, or IRBs, may not authorize us to commence a clinical trial;

●	regulators or IRBs may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

●	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

●	patients may not complete clinical trials due to safety issues, side effects, such as injection site discomfort, a belief that they are receiving placebo instead of our product candidates, or other reasons;

●	patients with serious diseases included in our clinical trials may die or suffer other adverse medical events for reasons that may not be related to our product candidates;

●	in those trials where our product candidate is being tested in combination with one or more other therapies, deaths may occur that may be attributable to the other therapies;

●	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

●	product candidates may demonstrate a lack of efficacy during clinical trials;

●	personnel conducting clinical trials may fail to properly administer our product candidates; and

●	our collaborators may decide not to pursue further clinical trials.

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

Clinical trials for our product candidates, if any, will require us to identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics, in a timely manner. Patient enrollment is affected by factors including:

●	severity of the disease under investigation;

●	design of the trial protocol;

●	the size and nature of the patient population;

●	eligibility criteria for the study in question;

●	lack of a sufficient number of patients who meet the enrollment criteria for our clinical trials;

●	delays required to characterize the infection to allow us to select a product candidate, which may lead patients to seek to enroll in other clinical trials or seek alternative treatments;

●	perceived risks and benefits of the product candidate under study;

●	availability of competing therapies and clinical trials;

●	efforts to facilitate timely enrollment in clinical trials;

●	scheduling conflicts with participating clinicians;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment; and

●	proximity and availability of clinical trial sites for prospective patients.

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

The FDA and foreign regulatory agencies may delay, limit or deny marketing approval for many reasons, including:

●	a product candidate may not be considered safe or effective;

●	our manufacturing processes or facilities may not meet the applicable requirements;

●	changes in the agencies’ approval policies or adoption of new regulations may require additional work on our part, for example, the FDA may require us to change or expand the endpoints in our clinical trials;

●	different divisions of the FDA are reviewing different product candidates and those divisions may have different requirements for approval; and

●	changes in regulatory law, FDA or foreign regulatory agency organization, or personnel may result in different requirements for approval than anticipated.

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

Clinical trials must be conducted in accordance with FDA regulations governing clinical studies, or other applicable foreign government guidelines, and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices, or cGMP, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies or us for various reasons, including:

●	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

●	deficiencies in the clinical trial operations or trial sites;

●	the product candidate may have unforeseen adverse side effects;

●	the time required to determine whether the product candidate is effective may be longer than expected;

●	deaths or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

●	the product candidate may not appear to be more effective than current therapies;

●	the quality or stability of the product candidate may fall below acceptable standards; and

●	insufficient quantities of the product candidate might be available to complete the trials.

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

In addition, later discovery of previously unknown problems with these products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing clinical trials;

●	warning or untitled letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products, fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our products;

●	product seizure; and

●	injunctions or the imposition of civil or criminal penalties.

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

If we independently develop and commercialize one or more of our product candidates, if any, we will need to invest in acquiring or building additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. We will require additional investment and validation process development in order to qualify our commercial-scale manufacturing process to manufacture clinical trial materials and commercial material if any of our products are approved for marketing. This investment and validation process development may be expensive and time-consuming. We will require additional personnel with experience in commercial-scale manufacturing, managing of large-scale information technology systems and managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

●	recruit, hire, train, manage and motivate a growing employee base;

●	accurately forecast demand for our products;

●	assemble and manage the supply chain to ensure our ability to meet demand; and

●	expand existing operational, manufacturing, financial and management information systems.

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

Additionally if one or more of our product candidates receives marketing approval, and we, our collaborators, or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;

●	regulatory authorities may require additional warnings on the label;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

●	we may be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, manage and retain adequate numbers of effective sales and marketing personnel;

●	the inability of marketing personnel to develop effective marketing materials;

●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

The federal false claims and civil monetary penalty laws, including the Federal False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to the federal government, or knowingly making, using or causing to be made, a false statement or record material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Further, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of marketing of the product for unapproved, and thus non-reimbursable, uses.

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

In the United States and foreign jurisdictions, there have been, and continue to be, many legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. There have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

●	a licensure framework for follow-on biologic products;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, former President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

●	We or our licensors or strategic collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

●	We or our licensors or strategic collaborators might not have been the first to file patent applications covering certain of our inventions.

●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

●	It is possible that our pending patent applications will not lead to issued patents.

●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

●	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

●	We may not develop additional proprietary technologies that are patentable.

●	The patents of others may have an adverse effect on our business.

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

Regardless of their merit or eventual outcome, product liability claims may result in:

●	decreased demand for our product;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial volunteers;

●	costs of litigation;

●	distraction of management; and

●	substantial monetary awards to plaintiffs.

Should any of these events occur, it could have a material adverse effect on our business and financial condition.

Information technology security breaches and other disruptions could compromise our information and expose us to legal responsibility which would cause our business and reputation to suffer.

We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including on “cloud” based platforms. We collect, store, and use sensitive or confidential data, including intellectual property, our proprietary business information and that of our suppliers, and business partners. The secure maintenance of this information is critical to our operations and business strategy. We are subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee error, malfeasance, or other disruptions, or subject to system failures. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Any breaches or failures could compromise sensitive and confidential information stored on our networks or those of third parties and expose such information to public disclosure, loss, or theft. Any actual or alleged unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation, any of which could adversely affect our business, financial condition, or results of operations. Costs we may incur as a result of any of the foregoing, could adversely affect our business, financial condition, or results of operations. Given the increasing use of conferencing technologies to conduct business virtually in light of the COVID-19 pandemic, these cybersecurity risks are becoming more prevalent.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this prospectus, are:

●	sale of our common stock by our stockholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

●	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; or

●	other events or factors, many of which may be out of our control.

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

As of September 30, 2021, our executive officers, directors and principal security holders, together with their respective affiliates, owned approximately 51.1% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, former President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform did not have a material impact to our projection of minimal cash taxes or to our net operating losses. Our net deferred tax assets and liabilities are revalued at the newly enacted U.S. corporate rate, and the impact has been recognized in our tax expense in the year of enactment. Further, any eligibility we may have or may someday have for tax credits associated with the qualified clinical testing expenses arising out of the development of orphan drugs was reduced to 25% as a result of the TCJA; thus, our net taxable income is affected. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This prospectus does not discuss any such tax legislation or the way it might affect purchasers of our common stock. We urge our stockholders, including purchasers of common stock in this offering, to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of September 30, 2021 and if they continue to be ineffective could continue to result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2021, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

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

Provisions of our bylaws may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our bylaws, among other things:

○	provide the board of directors with the ability to alter the bylaws without stockholder approval; and

○	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

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

We are currently sharing approximately 3,011 square feet of laboratory and office space for our headquarters in Lexington Avenue, New York with Tiziana Therapeutics Inc. The lease is under Tiziana Therapeutics Inc.’s name and we are being charged for a portion of the space via a Shared Services agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Our transfer agent is Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Ardmore, PA 19003.

Holders of our Common Stock

As of September 30, 2021, there were 60 registered stockholders of our issued and outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of September 30, 2021.

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

We anticipate that our expenses will increase substantially if and as we:

○	continue enrollment in our ongoing clinical trials;

○	initiate new clinical trials;

○	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;

○	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;

○	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;

○	make milestone or other payments under our agreements pursuant to which we have licensed or acquired rights to intellectual property and technology seek to maintain, protect, and expand our intellectual property portfolio;

○	seek to attract and retain skilled personnel;

○	incur the administrative costs associated with being a public company and related costs of compliance;

○	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts; and

○	experience any delays or encounter issues with any of the above.

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

Summary of significant accounting policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with US GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Rasna Research Inc, and Rasna Research Inc’s subsidiary, Arna Therapeutics Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2021, had an accumulated deficit of $23,443,563, a net loss for the year ended September 30, 2021 of $785,082 and net cash used in operating activities of $293,393. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the filing date of this annual report on Form 10-K.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We currently have sufficient funds to continue operating until the end of April 2022 , but will require significant additional cash resources to launch new development phases of existing products in its pipeline. Additional cash injections are expected from Panetta partners which is expected to enable the Company to continue our operations through at least March 2023, however in the event that we are unable to secure the necessary additional cash resources needed, we may need to slow current development phases or halt new development phases in order to mitigate the effects of the costs of development . The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to the fair values of stock based compensation awards, the modification and extinguishment of debt, troubled debt restructuring, derivatives and valuations associated with derivatives, income taxes and contingent liabilities, among others . We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

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

We recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. We record a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.We have incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2021 and 2020.

Foreign Currency

Items included in the financial statements are measured using their functional currency, which is the currency of the primary economic environment in which the company operates. The Company’s consolidated financial statements are presented in United States Dollar (“USD”), which is the company’s functional and presentational currency.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and conversion of loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants:

	September 30, 2021	September 30, 2020
Stock options	3,648,675	3,210,050
Warrants	1,926,501	1,926,501
Convertible Notes	82,487,678	1,562,319
Total shares issuable upon exercise or conversion	88,062,854	6,698,870

Convertible  Notes

Debt Discount

The Company issued certain convertible notes that have certain embedded derivatives and/or required bifurcation. In connection with these features, the Company has recorded a discount to the debt that will be accreted to the face value of the note under the effective interest method over the term of the note.

Fair Value of Financial Instruments

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The levels are as follows:

● Level 1 - Quoted prices in active markets for identical assets or liabilities

● Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities

● Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$38,018	$38,018

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

We account for stock-based compensation awards issued to non-employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718-10, Compensation – Stock Compensation – Overall, and uses the Black-Scholes Merton option-pricing model to determine the fair value of such awards. The Company values awards issued to non-employees on the grant date and has elected to estimate forfeitures as they occur and uses the simplified method to estimate the term of such awards. The Company recognizes stock-based compensation expense related to non-employee awards on a straight-line basis over the service period.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not intend to early adopt and continues to evaluate the impact of the provisions of ASU 2020-06 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019 -12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

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

Results of Operations for the years ended September 30, 2021 and 2020

Revenues

There were no revenues for the year ended September 30, 2021, and 2020 because we do not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses consisting of consultancy fees, legal and professional fees and general and administrative expenses for the year ended September 30, 2021 decreased to $247,814 from $5,428,858 for the year ended September 30, 2020, a decrease of $5,181,044. The decrease is primarily attributable to the impairment and write off of goodwill and intangible assets of $4,872,354 offset by the pace of development of the LSD1 and NPM1 projects which decreased while the direction of the programs were being evaluated based on results achieved so far, along with a decrease in general administrative costs driven by our decreased activity.

Net Loss

Net loss for the year ended September 30, 2021 decreased to $785,082 from $5,346,672 for the year ended September 30, 2020, a decrease of $4,561,590. The decrease was due to the impairment and write off of goodwill and intangible assets of $4,872,354 offset by increases in costs due to the accretion of debt discount and other promissory note costs, decreases in the pace of development of the LSD1 and NPM1 projects which decreased while the direction of the programs are being evaluated, along with a decrease in general administrative costs driven by our decreased activity.

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

On October 21 2020, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note to the Holder. The Holder provided us with $40,000 in cash, which we received in January 2021.

On January 12, 2021, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note to the Holder. The Holder provided us with $60,000 in cash, which we received in January 2021.

On February 23, 2021, we entered into a 12% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note to the Holder. The Holder provided us with $90,000 in cash, which we received in February 2021.

On May 25, 2021, we entered into a 1% Convertible Promissory Note with a Holder pursuant to which we issued a Convertible Promissory Note to the Holder. The Holder provided us with $100,000 in cash, which we received in May 2021.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2021	September 30, 2020	Change
Current assets	$44,577	$32,630	$11,947
Current liabilities	$2,707,473	$2,707,632	$(159)
Working capital deficiency	$(2,662,896)	$(2,675,002)	$(12,106)

We had a cash balance of $10,848 and $14,241 as of September 30, 2021 and September 30, 2020, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended September 30,	For the year ended September 30,	Increase/
	2021	2020	(Decrease)
Net cash used in operating activities	$(293,393)	$(251,327)	$42,066
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$290,000	$215,500	$74,500

Net Cash Used in Operating Activities

Net cash used in operating activities was $293,393 for the year ended September 30, 2021 compared to $251,327 for the year ended September 30, 2020. The change is principally attributable to net loss of $785,082 excluding non-cash items such as share based compensation of $42,673, fee charges related to convertible notes of $123,718, Tiziana loan interest of $5,760, accretion of beneficial conversion feature and debt discount of $545,594, a gain on troubled debt restructuring of $11,773, a gain on the extinguishment of debt of $90,916 and changes in operating assets and liabilities of $123,682 for the year ended September 30, 2021 as compared to a net loss of $5,346,672 excluding non-cash items such as share based compensation of $134,632, an impairment of goodwill and intangible assets of $4,872,354 and changes in operating assets and liabilities of $48,320 for the year ended September 30, 2020

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $290,000 during the year ended September 30, 2021 compared to proceeds from the issuance of a convertible notes and a related party loan payable of $215,500 during the year ended September 30, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of September 30, 2021 and 2020, and for the years ended September 30, 2021 and 2020 begins on page F-1 of this Annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of September 30, 2021, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2021 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2021 due to the existence of the following material weaknesses identified by management:

Lack of Accounting Resources

The Company had a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

Control Environment

The Company did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our control environment was ineffective because:

●	We did not implement a Whistleblower hotline in time for it to be effective;

●	We developed an Insider Trading policy, which is within our code of ethics policy, but it should be a separate and more robust policy to include a definition of “insiders” versus “employees”, “black-out periods”, and how to contact the Compliance Officer if there are questions or concerns prior to executing a trade. In addition, it should be communicated and acknowledged by all employees, officers, and directors;

Remediation efforts to address the material weakness relating to the Control Environment

Management intends to remediate this item in the following manner:

i.	Develop and implement the policies as listed herein. These policies will be approved by the Audit Committee and posted on the Company’s website.

Accordingly, management has determined that these control deficiencies constitutes a material weakness. Management will begin implementing the Remediation Plan described herein and intends to continue working on it through the year ended September 30, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of February 28, 2022 and hold the positions set forth opposite their respective names.

Name	Age	Position
John Brancaccio	73	Director

Gary Jacob	74	Director

Willy Simon	71	Chairman

Keeren Shah	46	Finance Director

John Brancaccio

Director

Mr. Brancaccio, retired CPA, is a financial executive with extensive international and domestic experience in pharmaceutical and biotechnology for privately and publicly held companies. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From April 2004 until May 2017, Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio is currently a director of Cardiff Oncology, Inc., Hepion Pharmaceuticals, Inc., OKYO Pharma Ltd., Accustem Sciences Inc and Tiziana Life Sciences plc.

Gary Jacob

Director

Dr. Jacob has over 35 years of extensive experience in the pharmaceutical and biotechnology industries across multiple disciplines, including research and development, operations, business development, capital financing activities and senior management expertise. He has developed broad and influential contacts throughout the biopharmaceutical, financial, banking and investor communities. Dr. Jacob is the Co-Founder and former CEO and Chairman of Synergy Pharmaceuticals. During his time at Synergy, he served as Chairman, Chief Executive Officer and Executive Chairman, and is the co-inventor of Synergy’s FDA-approved drug Trulance® which is currently marketed in the U.S. by Bausch Health, Inc. to treat functional GI disorders. Dr. Jacob is also the former CEO and Managing Director of Immuron Inc., an Australian biotechnology company dual-listed on the Australian ASX exchange and on NASDAQ. Dr. Jacob currently is Chairman of the Board of Hepion Pharmaceuticals, Inc., a public NASDAQ listed company with a drug in clinical development to treat nonalcoholic steatohepatitis (NASH), Chief Executive Officer of OKYO Pharma Ltd, a UK Listed biopharmaceutical company developing next-generation therapeutics to improve the lives of patients with inflammatory eye diseases and chronic pain and is also on the Board of Directors of Cardiff Oncology, Inc., a NASDAQ listed public oncology company. He served as Chief Executive Officer and Director of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013. Prior to his involvement with Callisto and Synergy, Dr. Jacob was at Monsanto/G.D. Searle, where he was Director of Glycobiology and a Monsanto Science Fellow, specializing in the field of Glycobiology and drug discovery. Dr. Jacob holds over 30 patents and is the co-inventor of two pharmaceutical drugs which are FDA approved. Dr. Jacob earned a B.S. cum laude in Chemistry from the University of Missouri – St. Louis and holds a Ph.D. in Biochemistry from the University of Wisconsin-Madison.

Willy Simon

Chairman

Willy Jules Simon is a banker and worked at Kredietbank N.V. and Citibank London before serving as an executive member of the Board of Generale Bank NL from 1997 to 1999 and as the chief executive of Fortis Investment Management from 1999 to 2002. He acted as chairman of Bank Oyens & van Eeghen from 2002 to 2004. Willy Simon has been the chairman of Bever Holdings, a company listed in Amsterdam, since 2006 and Chairman of Ducat Maritime since 2015. He also serves as a director OKYO Pharma Ltd., Accustem Sciences Inc and Tiziana Life Sciences plc.

Keeren Shah

Finance Director

Ms. Shah has been the Finance Director of our company since July 2020, having served as its financial controller since July 2016. Ms Shah has been the Finance Director of Tiziana Life Sciences since August 2020. She also serves as CFO for OKYO Pharma Ltd and Accustem Sciences Inc.

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

The Corporate Governance/Nominating Committee currently consists of Gary Jacob, chairman of the Corporate Governance/Nominating Committee and John P. Brancaccio. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5605(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. That code is available on our corporate website www.rasna.com. A copy will also be provided free of charge upon request to:

Rasna Therapeutics Inc., 420 Lexington Ave, Suite 2525, New York, NY 10170.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the total compensation paid to our executive officers for the year ended September 30, 2021 for services to our company.

Executive Compensation

	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
Keeren Shah	15,000	—	—

Grants of Plan-Based Awards During Fiscal Year

No grants of plan-based awards to our executive officers for the year ended September 30, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2021 Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of September 30, 2021.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Keeren Shah	2,500	—	4.00	9/1/2026

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the year ended September 30, 2021 for services to our company.

Director Compensation

	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
John Brancaccio	25,000	—	25,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the ownership of our common stock as of January 11, 2022, by:

●	each director;

●	each person known by us to own beneficially 5% or more of our Common Stock;

●	each executive officer; and

●	all directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Executive Officers and Directors :
John Brancaccio	100,000	(2)	*
All executive officers and directors as a group (3 persons)	164,899	(3)	*
4% or Greater Stockholders:
Panetta Partners Ltd. (4)	39,640,069	(5)	36.52
TES Pharma Srl (6)	5,791,500	(7)	7.75
Eurema Consulting Srl (8)	5,791,500	(7)	7.75
MS Investment Holding, Inc. (9)	7,773,167		10.14
Howard I. Freedberg Revocable Trust (10)	6,758,188		8.93

*	less than 1%

(1)	Based on 68,908,003 shares of our common stock issued and outstanding as of September 30, 2021.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)	Includes 152,500 shares of common stock issuable upon exercise of vested stock options.
(4)	Gabriele Cerrone is a director of Panetta Partners Ltd. and in such capacity holds voting and dispositive power over our securities held by such entity. Panetta Partners Ltd. address is, c/o Cooley Services Limited, Dashwood, 60 Old Broad Street, London EC2M 1QS
(5)	Includes 529,000 shares of common stock issuable upon exercise of vested stock options held by Mr. Cerrone and 30,623,765 shares of common stock issuable upon the conversion of promissory notes.
(6)	Dr. Roberto Pellicciari holds voting and dispositive power over securities of the company held by such entity.
(7)	Includes 429,000 shares of common stock issuable upon exercise of vested stock options.
(8)	Brunangelo Falini holds voting and dispositive power over securities of the company held by such entity.
(9)	Morris Silverman holds voting and dispositive power over securities of the company held by such entity.
(10)	Howard Freedberg is the trustee of the Howard I. Freedberg Revocable Trust and in such capacity holds voting and dispositive power over securities of the company held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since October 1, 2020, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the years ended September 30, 2021 and 2020, Eurema Consulting did not supply the Company with consulting services. As of September 30, 2021, and September 30, 2020, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of September 30, 2021, and September 30, 2020, the balance due to Gabriele Cerrone was $175,000 for past consultancy services. In March 2020, the Company entered into a 12% Convertible Promissory Note with Gabriele Cerrone for $20,000 with an extended maturity date of December 31, 2021. In February 2021, Gabriele Cerrone assigned the Note to Panetta Partners Ltd.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the years ended September 30, 2021 and 2020, Roberto Pellicciari did not provide the Company with consulting services. As of September 30, 2021, and September 30, 2020, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. At both September 30, 2021 and September 30, 2020, TES Pharma was owed $75,000.

Tiziana Life Sciences (“Tiziana”)

As at September 30, 2021 the balance owed to Tiziana Life Sciences was $11,446. As at September 30, 2020, there was a balance owed by Tiziana Life Sciences of $748. As of the date these consolidated financial statements are issued, the related party payable had not been settled. Keeren Shah the Company’s Finance Director is also Finance Director of Tiziana, and the Company’s directors, Willy Simon and John Brancaccio are also non-executive directors of Tiziana.

The Company is party to a Shared Services agreement with Tiziana whereby the Company is charged for shared services such as the payroll and rent, see Note 11 for more details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth are the aggregate fees billed to the Company by Marcum LLP, the Company’s former independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Year ended September 30,
	2021	2020
Audit fees	$122,785	$136,829
Audit - related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$122,785	$136,829

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2021 or 2020.
Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Marcum LLP in fiscal 2021 or 2020. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Marcum’s independence.

In addition, Mazars USA LLP has billed us $65,000 for the fiscal year ended September 30, 2021 for services rendered to us subsequent to September 30, 2021 as our independent registered public accounting  firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Item 8.

(a) (2) Financial Statement Schedules

None.

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

Date: March 1, 2022	RASNA THERAPEUTICS, INC.

	By:	/s/ Willy Simon
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

Signature	Title(s)	Date

/s/ Willy Simon	Chairman	March 1, 2022
Willy Simon	(Principal Executive Officer)

/s/ Keeren Shah	Finance Director	March 1, 2022
Keeren Shah	(Principal Accounting and Financial Officer)

/s/ John Brancaccio	Director	March 1, 2022
John Brancaccio

/s/ Gary Jacob	Director	March 1, 2022
Gary Jacob

RASNA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rasna Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rasna Therapeutics, Inc. (the “Company”) as of September 30, 2020, the related consolidated statements of operations, changes in shareholders’ equity/(deficit) and cash flows for the year ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with accounting principles general accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include, examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2016 to 2021.

New York, NY

January 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rasna Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rasna Therapeutics, Inc. (the “Company”) as of September 30, 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the fiscal year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Modifications and Extinguishment of Debt

During the fiscal year ended September 30, 2021, the Company modified several convertible notes. Management determined whether to account for these modifications as a debt modification or debt extinguishment. Management followed the guidance of Accounts Standards Codification (“ASC”) 470-50, Debt Modifications and Extinguishments, ASC 815-15, Derivatives and Hedging. Per the guidance, management determined if the amended terms are substantially different, defined as the present value of the remaining cash flows after amendment differ by at least 10% of those prior to the amendment.

Given the significant estimates involved in determining if there is a debt modification or extinguishment, the related audit effort in evaluating both management’s estimates in determining the total discount and the determination of whether the changes made the debt agreements a debt modification or debt extinguishment was extensive and required a high degree of auditor judgement.

The primary procedures we performed to address this critical audit matter included:

We obtained an understanding over the Company’s process to determine whether the modifications to the convertible notes are a modification or extinguishment. We reviewed the guidance in ASC 470-50, Modifications and Extinguishments, and ASC 815-15, Embedded Derivatives, and management’s calculation of the present value of the cash flows prior to and after the amendments to see if there was more than a 10% change. We also recalculated the change in the present value of the remaining cash flows after the amendments for each of the amended convertible notes to determine if management applied the correct accounting treatment. We further considered the guidance in ASC 470-60, Troubled Debt Restructurings by Debtors, to determine if any of the amendments met the troubled debt restructuring criteria.

Additionally, we obtained an understanding over the Company’s process to estimate the debt discounts including how the Company develops each of the estimates required. We applied the following audit procedures relating to testing the Company’s estimates:

●	We tested management’s assumptions used for calculation of any modification and/or extinguishment for the fair value of the convertible notes before and after modification as well as any potential embedded derivatives.

●	We recomputed management’s calculation of the debt extinguishment on a lender-by-lender basis and verified the assumptions used and agreed them to the amended agreements.

●	We considered how the Company should account for any contingent conversion option (redemption feature)

●	We tested the assumptions used and recalculated the fair value of the embedded derivatives within the convertible note agreements.

●	We reviewed the underlying agreements and assessed the terms in relating to the technical accounting guidance, testing of the completeness and accuracy of the underlying data and the calculations supporting the troubled debt restructuring.

●	We tested and analyzed the debtor’s effective borrowing rate on the restructured debt and compared this to the effective borrowing rate immediately before the restructuring to evaluate if this a troubled debt restructuring, including the concession assessment and the associated gain.

We have served as the Company’s auditor since 2021.

/s/ Mazars USA LLP

Fort Washington, PA

March 1, 2022

RASNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2021	2020
ASSETS
Current assets:
Cash	$10,848	$14,241
Prepayments and other receivables	33,729	17,641
Related party receivable	—	748
Total current assets	44,577	32,630

Property and equipment, net	—	314
Total assets	$44,577	$32,944

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,516,001	$1,635,788
Related party payables	561,446	550,000
Loan payable - related party	80,640	74,880
Derivative liabilities	38,018	—
Convertible notes payable - related party	221,571	89,768
Convertible notes payable	289,797	357,196
Total Current liabilities	2,707,473	2,707,632

Commitments and contingencies (Note 12)	—	—

Shareholders’ deficit
Common stock, $0.001 par value, 200,000,000 shares authorized; 68,908,003 issued and outstanding at both 2021 and 2020	68,909	68,909
Additional paid-in capital	20,711,758	19,914,884
Accumulated deficit	(23,443,563)	(22,658,481)
Total shareholders’ deficit	(2,662,896)	(2,674,688)
Total liabilities and shareholders’ deficit	$44,577	$32,944

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2021	2020
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	247,814	556,504
Research and development	—	—
Impairment of intangible assets	—	2,149,369
Impairment of goodwill	—	2,722,985
Total operating expenses	247,814	5,428,858

Loss from operations	(247,814)	(5,428,858)

Other income/(expense):
Expenses in connection with modification and extinguishment of convertible promissory notes	(123,718)	—
Interest expense	(515,907)	(41,438)
Gain on sale of asset	—	120,000
Gain on extinguishment of debt	90,916	—
Gain on troubled debt restructuring	11,773	—
Foreign currency transaction gain/(loss)	(332)	590
Other (expense)/income, net	(537,268)	79,152

Loss before provision for income taxes	(785,082)	(5,349,706)

Income tax benefit	-	(3,034)

Net loss	$(785,082)	$(5,346,672)

Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.08)

Basic weighted average common shares outstanding	68,908,003	68,908,003

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2021, AND 2020

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at October 1, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	134,632	—	134,632
Net loss	—	—	—	(5,346,672)	(5,346,672)
Balance at September 30, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	42,673	—	42,673
Net loss	—	—	—	(785,082)	(785,082)
Fees relating to debt issuance	—	—	123,718	—	123,718
Beneficial conversion feature related to convertible notes	—	—	630,483	—	630,483
Balance at September 30, 2021	68,908,003	$68,909	$20,711,758	$(23,443,563)	$(2,662,896)

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785,082)	$(5,346,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	42,673	134,632
Fees related to convertible notes	123,718	—
Depreciation	314	1,635
Deferred income tax benefit	—	(3,034)
Non-cash interest expense	5,760	38,558
Write off of related party receivable	—	2,880
Impairment of goodwill	—	2,722,985
Impairment of intangible assets	—	2,149,369
Gain on troubled debt restructuring	(11,773)
Gain on debt extinguishment	(90,916)
Accretion of debt discount	545,594	—
Changes in operating assets and liabilities:
Prepayments and other receivables	(16,088)	(10,463)
Related party receivable	748	12,975
Accounts payable and accrued expenses	(119,787)	45,196
Related party payables	11,446	612
Net cash used in operating activities	(293,393)	(251,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	290,000	143,500
Proceeds from issuance of loan payable – related party	—	72,000
Net cash provided by financing activities	290,000	215,500

Net (decrease) in cash	(3,393)	(35,827)
Cash at beginning of year	14,241	50,068
Cash at end of year	$10,848	$14,241

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with debt extinguishments	$38,018	$—
Costs in connection with extinguishments of promissory notes	$123,718	$—
Beneficial conversion feature related to issuance of convertible notes	$630,483	$—

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

Rasna Therapeutics, Inc. ( “Rasna Inc.” or the “Company”), is a biotechnology company incorporated in the State of Delaware on March 28, 2016. The Company is engaged in modulating the molecular targets NPM1 and LSD1, which are implicated in the disease progression of leukemia and lymphoma.

These consolidated financial statements are presented in United States dollars (“USD”) which is also the functional currency of the in which the Company operates.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Rasna Research Inc, and Rasna Rasna Research Inc’s subsidiary, Arna Therapeutics Limited. All significant intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the carrying amount of intangible assets, the fair values of stock based awards, the modification and extinguishment of debt, derivatives and valuations associated with derivatives, income taxes and contingent liabilities, among  others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

Fair Value of Financial Instruments

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The levels are as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities

●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$38,018	$38,018

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

Research and development

Expenditures for research and development are charged to operations in the year in which they are incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regards to viability and technical feasibility. Such expenditures are capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, the Company has not capitalized any such expenditures other than certain IPR&D & intellectual property (“IP”) recorded in connection with certain acquisition or equity transactions.

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

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company incurred no liability and, therefore, did not need to record interest and penalties during the years ended September 30, 2021 and 2020.

Reclassification

Certain amounts in prior periods related to the classification of operating expenses have been reclassified to conform to current period presentation.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and the conversion of notes and associated fees, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2021	2020
Stock options	3,648,675	3,210,050
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	82,487,678	1,562,319
Total shares issuable upon exercise or conversion	88,062,854	6,698,870

The following is the computation of net loss per share for the following periods:

	For the Year Ended September 30,	For the Year Ended September 30,
	2021	2020
Net loss	$(785,082)	$(5,346,672)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.08)

Equity-Based Payments

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

The Company accounts for stock-based compensation awards issued to non-employees under ASC No. 718-10, Compensation – Stock Compensation – Overall, and uses the Black-Scholes Merton option-pricing model to determine the fair value of such awards. The Company values awards issued to non-employees on the grant date and has elected to estimate forfeitures as they occur and uses the simplified method to estimate the term of such awards. The Company recognizes stock-based compensation expense related to non-employee awards on a straight-line basis over the service period.

Convertible Notes

Debt Discount

The Company issued certain convertible notes that have certain embedded derivatives and/or required bifurcation. In connection with these features, the Company has recorded a discount to the debt that will be accreted to the face value of the note under the effective interest method over the term of the note.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not intend to early adopt and continues to evaluate the impact of the provisions of ASU 2020-06 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019 -12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2021, had an accumulated deficit of $23,443,563, a net loss for the year ended September 30, 2021 of $785,082 and net cash used in operating activities of $293,393.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months and will require significant additional cash resources to launch new development phases of existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following years :

	September 30,
	2021	2020
Accounts payable	$900,045	$952,151
Accrued expenses	615,956	683,637
	$1,516,001	$1,635,788

Accounts payable is predominantly made up of unpaid invoices relating to research and development, accounting and professional fees. Included within the accrued expenses balance of $615,956 at September 30, 2021 is approximately $27,000 of accounting and professional fees, $208,000 of research and development fees, $309,000 for directors  fees, and $72,000 for consultancy  fees. Included within the accrued expenses balance of $683,637 at September 30, 2020 is approximately $110,000 of accrued legal, accounting and professional fees, $208,000 of research and development fees, $284,000 for directors  fees, and $82,000 for consultancy  fees.

5. WARRANTS

The Company had issued warrants to placement agents in lieu of fees for consultancy services and placement agent fees. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that all the warrants issued are classified as equity in additional paid in-capital.

The following table summarizes warrant activity for the years ended September 30, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2019	1,926,501	0.43	6.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2020	1,926,501	0.43	5.86	$—

Warrants exercisable at September 30, 2020	1,926,501	0.43	5.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2021	1,926,501	0.43	4.86	$—

Warrants exercisable at September 30, 2021	1,926,501	0.43	4.86	$—

6. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of September 30, 2021 and 2020:

Balance of non-related notes payable, net as of September 30, 2019	264,907
Issuance of debt	57,500
Accrued Interest	34,789
Balance of non-related notes payable, net as of September 30, 2020	357,196

Issuance of debt	100,000
Beneficial conversion feature related to convertible notes issued	(370,413)
Derivative liability	(22,088)
Gain on extinguishment of debt	(82,200)
Gain on troubled debt restructuring	(11,773)
Accretion of debt discount	319,075

Balance of non-related notes payable, net as of September 30, 2021	$289,797

Balance of related party notes payable, net as of September 30, 2019	-
Issuance of debt	86,000
Accrued Interest	3,768
Balance of related party notes payable, net as of September 30, 2020	89,768

Issuance of debt	190,000
Beneficial conversion feature related to convertible notes issued	(260,070)
Derivative liability	(15,930)
Gain on extinguishment of debt	(8,716)
Gain on troubled debt restructuring	-
Accretion of debt discount	226,519

Balance of related party notes payable, net as of September 30, 2021	$221,571

On October 21 2020, the Company entered into a seventh 12% Convertible Promissory Note with the Holder with a maturity date of October 21, 2021. The Holder provided the Company with $40,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.05 per share or (ii) the price of the next equity financing, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On February 3, 2021, all outstanding notes were modified with amended expiry and conversion terms. The amended terms are as follows:

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

The Company determined that the modification of the debt instruments added a substantive conversion option at the date of the modification or exchange. Prior to the Note Amendments, the lowest conversion price of any of the Notes was $0.05 and ranged up to $0.65 (out of the money for all). At the date of the modification the conversion option price was repriced to $0.01, resulting in the conversion option for all notes being in the money on the day of the modification. On the day of the modification the fair value of the underlying stock was $0.05. As such, the modification added a substantive conversion option as of the conversion date and the amendment would be considered substantial. The notes were deemed to be extinguished and require extinguishment accounting. Under extinguishment accounting, the debt was remeasured and recorded at fair value. The difference between the carrying value of the debt, prior to the extinguishment, and the new fair value of the debt, was recorded as a gain on debt extinguishment.

The Company noted short term nature of the note and the fact that the stock was thinly traded with any trading activity resulting in a disproportionate effect on the stock price. Therefore, a Black Scholes valuation was deemed to be inappropriate in this case. The fair value of the amended notes was calculated as the principal plus interest.

The fair value of the Notes on the extinguishment date was $509,416, resulting in a gain on extinguishment of $90,916.

On January 14, 2021, the Company entered into a 12% Convertible Promissory Note with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $60,000 in cash. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 12%, with principal and accrued interest on the Note due and payable on December 31, 2021 (unless converted under terms and provisions as set forth within the Agreement). The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On February 10, 2021, the Company entered into another 12% Convertible Promissory Note with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $90,000 in cash. All other terms were the same as the note before.

On May 25, 2021, the Company entered into a 1% Convertible Promissory Note with Laura Fonda. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $100,000 in cash. All other terms were the same as the note before.

Embedded Derivative  Liability

Under the promissory note agreement, the interest rate will reset upon the event of a default and an additional penalty of 6% will be accrued. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined the interest rate resets met the definition of a derivative. It also noted that the Contingent Interest Rate feature required bifurcation from the host note contract and was to be accounted for at fair value. In accordance with ASC 815-15, the Company bifurcated the Contingent Interest Rate feature of the note and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. The Company noted due to the short-term nature of the note in addition to the relatively small incremental increase in the interest rate in the event of default (6%) the maximum overall impact would be approximately $38,018 (calculated as the increase in interest rate multiplied by the principal balance). In addition, the Company assessed all Events of Default and concluded that they are generally within the Company’s control and have a very low probability of occurrence.

The notes carry an embedded derivative liability of $38,018 which will be amortized over the life of the note. Management will continue to assess the valuation of the embedded derivative at each reporting period and will record any changes in value through other income and expenses.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the Beneficial Conversion Feature exceeds the face value, the recorded Beneficial Conversion Feature will be limited to the gross proceeds less any debt discounts. As at September 30, 2021 this amounted to $630,483. This Beneficial Conversion Feature will be amortized on a straight line basis over the term of the note.

Troubled Debt Restructuring

On September 30, 2021, the interest rate for a Note was reduced to 1%. The company evaluated the reduction under ASC 470 and concluded that there were indicators of financial difficulty at this date and a concession had been granted. Therefore the amendment should be accounted for under the troubled debt restructuring model.

When a borrower has a troubled debt restructuring (“TDR”) in which the terms of its debt are modified, it should analyze the future undiscounted cash flows to determine the appropriate accounting treatment. The recognition and measurement guidance for a TDR depends on whether the future undiscounted cash flows specified by the new terms are greater or less than the carrying value of the debt. The Company determined that the future undiscounted cash flows under the new terms were less than the adjusted net carrying value of the original debt, therefore a gain of $11,773 was recorded for the difference on the statement of operations,

7. STOCK-BASED COMPENSATION

2016 EQUITY INCENTIVE PLAN

On July 19, 2016, the Company adopted its 2016 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was established to attract, motivate, retain and reward selected employees and other eligible persons. For the Equity Incentive Plan, employees, officers, directors and consultants who provide services to the Company or one of the Company’s subsidiaries may be selected to receive awards. A total of 9,750,000 shares of the Company’s common stock was authorized for issuance with respect to awards granted under the Equity Incentive Plan.

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the years ended September 30, 2021 and 2020.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The following table summarizes stock option activity for the years ended September 30, 2021 and September 30, 2020

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2019	4,073,675	0.59	6.37	$

Granted	—	—	—		—

Exercised	—	—	—		—

Forfeited and Expired	(425,000)	(0.61)	—		—

Outstanding balance at September 30, 2020	3,648,675	0.59	5.28		$—

Options exercisable at September 30, 2020	3,210,050	0.54	5.11		—

Granted	—	—	—		—

Exercised	—	—	—		—

Forfeited and Expired	—	—	—		—

Outstanding balance at September 30, 2021	3,648,675	0.59	4.28		$—

Options exercisable at September 30, 2021	3,648,675	0.59	4.28		$—

There were no options exercised during the years ended September 30, 2021 and September 30, 2020. As of September 30, 2021, there was no unrecognized compensation cost related to stock options.

The charges related to share-based compensation to directors, officers and employees are included within the general and administrative expense category in the statement of operations. For the years ended September 30, 2021 and September 30, 2020, the charges were $42,673 and $134,632 respectively.

8. INCOME TAXES

The components of loss before income taxes consisted of the following:

	Year Ended September 30,	Year Ended September 30,
	2021	2020
US	$(785,082)	$(5,349,706)
Foreign	—	—
Total	$(785,082)	$(5,349,706)

As of September 30, 2020, the Company is expected to have net operating loss carryforwards of approximately $7.7 million for federal tax purposes, which will expire in 2037. The utilization of these NOL’s may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code section 382. The Company has determined that ownership changes may have occurred for Internal Revenue Code section 382 purposes and therefore, the ability of the Company to utilize its NOLs may be limited.

Income tax expenses attributable to income for continuing operations consists of:

	Year Ended September 30,	Year Ended September 30,
	2021	2020
Federal:
Current	—	—
Deferred	$(191,652)	$(169,925)

Foreign:
Current	—	—
Deferred	—	—

State and local:
Current	—	—
Deferred	(69,580)	(58,097)

Change in valuation allowance	261,232	224,988

Income tax (benefit)/expense	$-	$(3,034)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

	September 30,
	2021	2020
Deferred tax assets:
Accrued Compensation	$89,385	$81,861
Stock Compensation	441,240	454,507
Net operating losses	2,427,553	2,215,640
R&D Credit carryforward	268,715	208,715
Fixed assets	136	523
Total gross deferred tax asset	3,227,029	2,961,246

Less: valuation allowance	(3,271,021)	(3,009,789)

Net deferred tax asset	(43,992)	(48,543)

Deferred tax liabilities:
Intangible assets	43,992	48,543
Fixed assets	—	—
Total Deferred tax liabilities	43,992	48,543

Net Deferred Income Tax	$—	$—

At September 30, 2021 the Company had net operating loss carryforwards of approximately $8.4M for federal tax purposes.

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

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended September 30, 2021 and September 30, 2020.

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

	Year ended September 30,	Year ended September 30,
	2021	2020
Federal statutory rate	21.00%	21.00%
Permanent items	(0.02)%	(18.21)%
State taxes	6.99%	0.86%
Increase in valuation allowance	(33.35)%	(4.21)%
Impact of the change to Federal Statutory Tax	-	1.12%
R$D Credit	7.77%	-
Other	(2.39)%	(0.50)%
Effective income tax rate	0.00%	0.06%

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of September 30, 2021, open years related to the federal jurisdiction are fiscal years ending 2020, 2019, 2018, 2017 and 2016.

The Company has no open tax audits for the returns that were filed, with any tax authority as of September 30, 2021. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

9. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the years ended September 30, 2021 and 2020.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the years ended September 30, 2021 and 2020, Eurema Consulting did not supply the Company with consulting services. As of September 30, 2021, and September 30, 2020, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of September 30, 2021, and September 30, 2020, the balance due to Gabriele Cerrone was $175,000 for past consultancy services. In March 2020, the Company entered into a 12% Convertible Promissory Note with Gabriele Cerrone for $20,000 with an extended maturity date of December 31, 2021. In February 2021, Gabriele Cerrone assigned the Note to Panetta Partners Ltd.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the years ended September 30, 2021 and 2020, Roberto Pellicciari did not supply the Company with consulting services. As of September 30, 2021, and September 30, 2020, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. At both September 30, 2021 and September 30, 2020, TES Pharma was owed $75,000.

Tiziana Life Sciences (“Tiziana”)

The Company is party to a Shared Services Agreement with Tiziana, whereby the Company is charged for shared services and rent. Tiziana had previously agreed to waive all charges for shared services from October 2018 onwards, until further notice since the amounts due for such services are de minimis. Notice was given and recharges from October 1, 2020 were resumed. Keeren Shah the Company’s Finance Director is also Finance Director of Tiziana, and the Company’s directors, Willy Simon and John Brancaccio are also non-executive directors of Tiziana.

As of September 30, 2021, $11,446 was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying consolidated balance sheets. As of September 30, 2020, the Company made payments on behalf of Tiziana of $748, which are recorded as a related party receivable in the accompanying consolidated balance sheets.

In March, 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of September 30, 2021, the amounts due to Tiziana under this loan facility were $80,640. The amount due to Tiziana under this agreement as of September 30, 2020 was $74,880.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. The Company has entered into numerous 12% Convertible Promissory Notes with Panetta Partners for a total of $256,000. The amount due for these notes as at September 30, 2021, with respect to the principal and accrued interest is $276,303. As at September 30, 2020 $68,501 was due with respect to notes issued.

Apart from the Convertible Promissory Notes, there is no interest charged on the balances with related parties,. There are no defined repayment terms and such amounts can be called for payment at any time.

10. COMMITMENTS AND CONTINGENCIES

Consultancy Agreements

On October 1, 2020 the Company entered into a consultancy agreement with Keeren Shah in which she agreed to serve as Finance Director for a fee of $15,000 per year. During the year to September 30, 2021, the Company incurred approximately $15,000 of consultancy expenses related to this agreement.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences. Under the terms of this agreement, the Company will be charged for shared administrative services including payroll and rent for the London premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. As at September 30, 2021, $11,446 is due to Tiziana Life Sciences.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

During November 2021, Panetta Partners Ltd advanced $85,000 to the Company. This advance was converted into promissory notes, the terms of which are the same as those of all the outstanding promissory notes, The expiration of the notes is December 31, 2023.

On December 31, 2021, the terms of all other outstanding promissory notes were extended to December 31, 2023.