Form 10-K/A
period 2021-09-30
Rasna Therapeutics Inc.
filed 2022-06-10
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,979,361 shares of common stock were issued and outstanding as of May 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended September 30, 2021, filed on March 1, 2022 (the “Original Filing”), to amend and restate our balance sheet as of September 30, 2021, and our statements of operations, shareholders’ equity, and cash flows for the year ended September 30, 2021. This Amendment to the Original Filing corrects a gain on extinguishment of debt that was incorrectly accounted for. As a result, the gain on extinguishment has been reversed.

For the convenience of the reader, this Amendment sets forth our Original Filing in its entirety, as amended by the changes related to the restatement. This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as applicable in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part I - Item 1A. Risk Factors.

● Part II - Item 6 – Selected Financial Data;

● Part II - Item 7 - Management’s Discussion and Analysis or Plan of Operation; and

● Part II - Item 8 - Financial Statements.

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

ii

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended September 30, 2021 and 2020, we reported a net loss of $875,998 and $5,346,672, respectively. As of September 30, 2021, we had an accumulated deficit of $23,443,563.

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

Additionally, if one or more of our product candidates receives marketing approval, and we, our collaborators, or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2021, had an accumulated deficit of $23,534,479, a net loss for the year ended September 30, 2021 of $875,998 and net cash used in operating activities of $293,393. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the filing date of this annual report on Form 10-K.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We currently have sufficient funds to continue operating until the end of June 2022 , but will require significant additional cash resources to launch new development phases of existing products in its pipeline. Additional cash injections are expected from Panetta partners which is expected to enable the Company to continue our operations through at least March 2023, however in the event that we are unable to secure the necessary additional cash resources needed, we may need to slow current development phases or halt new development phases in order to mitigate the effects of the costs of development . The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

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

Risks and Uncertainties

We intend to operate in an industry that is subject to rapid change. Our operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an early-stage company, including the potential risk of business failure.

Research and development

Expenditure on research and development is charged to the statement of operations in the year in which it is incurred with the exception of expenditures incurred in respect of the development of major new products where the outcome of those projects is assessed as being reasonably certain in regard to viability and technical feasibility. Such expenditure is capitalized and amortized straight line over the estimated period of sale for each product, commencing in the year that sales of the product are first made. To date, we have not capitalized any such expenditures other than certain IPR&D & IP recorded in connection with certain acquisition or equity transactions.

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

We recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. We record a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We have incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2021 and 2020.

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

Net Loss

Net loss for the year ended September 30, 2021 decreased to $875,998 from $5,346,672 for the year ended September 30, 2020, a decrease of $4,470,674. The decrease was due to the impairment and write off of goodwill and intangible assets of $4,872,354 offset by increases in costs due to the accretion of debt discount and other promissory note costs, decreases in the pace of development of the LSD1 and NPM1 projects which decreased while the direction of the programs are being evaluated, along with a decrease in general administrative costs driven by our decreased activity.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2021	September 30, 2020	Change
Current assets	$44,577	$32,630	$11,947
Current liabilities	$2,798,389	$2,707,632	$91,207
Working capital deficiency	$(2,753,812)	$(2,675,002)	$(78,810)

We had a cash balance of $10,848 and $14,241 as of September 30, 2021 and September 30, 2020, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended September 30,	For the year ended September 30,	Increase/
	2021	2020	(Decrease)
Net cash used in operating activities	$(293,393)	$(251,327)	$(42,066)
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$290,000	$215,500	$74,500

Net Cash Used in Operating Activities

Net cash used in operating activities was $293,393 for the year ended September 30, 2021 compared to $251,327 for the year ended September 30, 2020. The change is principally attributable to net loss of $785,082 excluding non-cash items such as share based compensation of $42,673, fee charges related to convertible notes of $123,718, Tiziana loan interest of $5,760, accretion of beneficial conversion feature and debt discount of $545,594, a gain on troubled debt restructuring of $11,773 and changes in operating assets and liabilities of $32,765 for the year ended September 30, 2021 as compared to a net loss of $5,346,672 excluding non-cash items such as share based compensation of $134,632, an impairment of goodwill and intangible assets of $4,872,354 and changes in operating assets and liabilities of $48,320 for the year ended September 30, 2020

Net Cash Provided by Financing Activities

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

Lack of Accounting Resources

The Company had a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions. The accounting for the extinguishment of convertible loan notes was incorrectly accounted for due to a lack of technical expertise in this area.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Item 8.

(a) (2) Financial Statement Schedules

None.

(b) Exhibits

Exhibit Number	Description
3.1(a)	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on September 26, 2016 and effective September 20, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 26, 2016)
3.1(b)	Certificate of Change of Active With Me, Inc., as filed with the Nevada Secretary of State on September 19, 2016 and effective September 20, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 26, 2016).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on June 29, 2017).
4.1*	2016 Incentive Equity Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2016).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2017).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed on March 01, 2022).
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2022	RASNA THERAPEUTICS, INC.

	By:	/s/ Willy Simon
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

Signature	Title(s)	Date

/s/ Willy Simon	Chairman	June 9, 2022
Willy Simon	(Principal Executive Officer)

/s/ Keeren Shah	Finance Director	June 9, 2022
Keeren Shah	(Principal Accounting and Financial Officer)

/s/ John Brancaccio	Director	June 9, 2022
John Brancaccio

/s/ Gary Jacob	Director	June 9, 2022
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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 9, 2022

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

New York, NY

January 15, 2021

RASNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2021 (as restated)	2020
ASSETS
Current assets:
Cash	$10,848	$14,241
Prepayments and other receivables	33,729	17,641
Related party receivable	—	748
Total current assets	44,577	32,630

Property and equipment, net	—	314
Total assets	$44,577	$32,944

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,516,001	$1,635,788
Related party payables	561,446	550,000
Loan payable - related party	80,640	74,880
Derivative liabilities	38,018	—
Convertible notes payable - related party	230,287	89,768
Convertible notes payable	371,997	357,196
Total Current liabilities	2,798,389	2,707,632

Commitments and contingencies (Note 12)	—	—

Shareholders’ deficit
Common stock, $0.001 par value, 200,000,000 shares authorized; 68,908,003 issued and outstanding at both 2021 and 2020	68,909	68,909
Additional paid-in capital	20,711,758	19,914,884
Accumulated deficit	(23,534,479)	(22,658,481)
Total shareholders’ deficit	(2,753,812)	(2,674,688)
Total liabilities and shareholders’ deficit	$44,577	$32,944

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2021 (as restated)	2020
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	247,814	556,504
Research and development	—	—
Impairment of intangible assets	—	2,149,369
Impairment of goodwill	—	2,722,985
Total operating expenses	247,814	5,428,858

Loss from operations	(247,814)	(5,428,858)

Other income/(expense):
Expenses in connection with modification and extinguishment of convertible promissory notes	(123,718)	—
Interest expense	(515,907)	(41,438)

Gain on sale of asset	—	120,000
Gain on troubled debt restructuring	11,773	—
Foreign currency transaction gain/(loss)	(332)	590
Other (expense)/income, net	(628,184)	79,152

Loss before provision for income taxes	(875,998)	(5,349,706)

Income tax benefit	-	(3,034)

Net loss	$(875,998)	$(5,346,672)

Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.08)

Basic weighted average common shares outstanding	68,908,003	68,908,003

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2021, AND 2020

	Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’ Equity/ (Deficit)
	Shares	Amount	Capital	(as restated)	(as restated)
Balance at October 1, 2019	68,908,003	$68,909	$19,780,252	$(17,311,809)	$2,537,352

Share based compensation	—	—	134,632	—	134,632
Net loss	—	—	—	(5,346,672)	(5,346,672)
Balance at September 30, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	42,673	—	42,673
Net loss	—	—	—	(875,998)	(875,998)
Fees relating to debt issuance	—	—	123,718	—	123,718
Beneficial conversion feature related to convertible notes	—	—	630,483	—	630,483
Balance at September 30, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2021 (As restated)	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(875,998)	$(5,346,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	42,673	134,632
Fees related to convertible notes	123,718	—
Depreciation	314	1,635
Deferred income tax benefit	—	(3,034)
Non-cash interest expense	5,760	38,558
Write off of related party receivable	—	2,880
Impairment of goodwill	—	2,722,985
Impairment of intangible assets	—	2,149,369
Gain on troubled debt restructuring	(11,773)
Accretion of debt discount	545,594	—
Changes in operating assets and liabilities:
Prepayments and other receivables	(16,088)	(10,463)
Related party receivable	748	12,975
Accounts payable and accrued expenses	(119,787)	45,196
Related party payables	11,446	612
Net cash used in operating activities	(293,393)	(251,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	290,000	143,500
Proceeds from issuance of loan payable – related party	—	72,000
Net cash provided by financing activities	290,000	215,500

Net (decrease) in cash	(3,393)	(35,827)
Cash at beginning of year	14,241	50,068
Cash at end of year	$10,848	$14,241

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with debt extinguishments	$38,018	$—
Costs in connection with extinguishments of promissory notes	$123,718	$—
Beneficial conversion feature related to issuance of convertible notes	$630,483	$—

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. RESTATEMENT OF PRIOR FINANCIAL INFORMATION

On February 3, 2021, all outstanding convertible notes were modified with amended expiration and conversion terms. The Company incorrectly recognized a gain on the extinguishment of debt relating to these amended notes of $90,916, made up of the interest accrued on the notes to the date of expiration. This interest forms part of the fair value of the notes at extinguishment date.

The Company has evaluated the financial statement impact in the previously filed reporting period effected and concluded that the changes are quantitatively material to its previously filed financial statements. The amounts previously recorded in the year ended September 30, 2021 have been adjusted to reduce equity and increase liabilities for the incorrectly recognized gain on extinguishment. The effect of the correction of this error on the balance sheet as of September 30, 2021 and the statement of operations and statement of cash flows for the twelve month period ended September 30, 2021 is as follows:

Consolidated Balance Sheet

	September 30, 2021 (As Previously Reported)	Adjustments	September 30, 2021 (As Restated)
Current assets:
Cash	$10,848	$—	$10,848
Prepayments and other receivables	33,729	—	33,729
Related party receivable	—	—	—
Total current assets	44,577	—	44,577
			—
Property and equipment, net	—	—	—
Total assets	$44,577	$—	$44,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,516,001	$—	$1,516,001
Related party payables	561,446	—	561,446
Loan payable - related party	80,640	—	80,640
Derivative liabilities	38,018	—	38,018
Convertible notes payable - related party	221,571	8,716	230,287
Convertible notes payable	289,797	82,200	371,997
Total Current liabilities	2,707,473	90,916	2,798,389

Commitments and contingencies (Note 11)	—	—	—

Shareholders’ deficit
Common stock, $0.001 par value, 200,000,000 shares authorized; 68,908,003 issued and outstanding at both 2021 and 2020	68,909	—	68,909
Additional paid-in capital	20,711,758	—	20,711,758
Accumulated deficit	(23,443,563)	(90,916)	(23,534,479)
Total shareholders’ deficit	(2,662,896)	(90,916)	(2,753,812)
Total liabilities and shareholders’ deficit	$44,577	$—	$44,577

Consolidated Statement of Operations

	September 30, 2021 (As Previously Reported)	Adjustments	September 30, 2021 (As Restated)
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit

Operating expenses:
General and administrative	247,814		247,814
Impairment of goodwill
Total operating expenses	247,814		247,814

Loss from operations	(247,814)		(247,814)

Other income/(expense):
Expenses in connection with modification and extinguishment of convertible promissory notes	(123,718)		(123,718)
Interest expense	(515,907)		(515,907)

Gain on extinguishment of debt	90,916	(90,916)	—
Gain on troubled debt restructuring	11,773		11,773
Foreign currency transaction gain/(loss)	(332)		(332)
Other (expense)/income, net	(537,268)	(90,916)	(628,184)

Loss before provision for income taxes	(785,082)	(90,916)	(875,998)

Income tax benefit	-	-	-

Net loss	(785,082)	(90,916)	(875,998)

Basic and diluted loss per share attributable to common shareholders	(0.01)		(0.01

Basic weighted avverage common shares outstanding	68,908,003		68,908,003

Consolidated Statement of Cash Flows

	September 30, 2021 (As Previously Reported)	Adjustments	September 30, 2021 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785,082)	$(90,916)	$(875,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	42,673	—	42,673
Fees related to convertible notes	123,718	—	123,718
Depreciation	314		314
Non-cash interest expense	5,760	—	5,760
Gain on troubled debt restructuring	(11,773)		(11,773)
Gain on debt extinguishment	(90,916)	90,916	—
Accretion of debt discount	545,594	—	545,594
Changes in operating assets and liabilities:		—
Prepayments and other receivables	(16,088)	—	(16,088)
Related party receivable	748	—	748
Accounts payable and accrued expenses	(119,787)	—	(119,787
Related party payables	11,446	—	11,446
Net cash used in operating activities	(293,393)	—	(293,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	290,000	—	290,000
Net cash provided by financing activities	290,000	—	290,000

Net (decrease) in cash	(3,393)	—	(3,393)
Cash at beginning of year	14,241	—	14,241
Cash at end of year	$10,848	$—	$10,848

2. GENERAL INFORMATION

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

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and the conversion of notes and associated fees, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2021	2020
Stock options	3,648,675	3,210,050
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	82,487,678	1,562,319
Total shares issuable upon exercise or conversion	88,062,854	6,698,870

The following is the computation of net loss per share for the following periods:

	For the Year Ended September 30,	For the Year Ended September 30,
	2021	2020
Net loss	$(875,998)	$(5,346,672)
Weighted average number of shares	68,908,003	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.08)

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

4. LIQUIDITY AND GOING CONCERN

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2021, had an accumulated deficit of $23,443,563, a net loss for the year ended September 30, 2021 of $875,998 and net cash used in operating activities of $293,393.

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

The following table summarizes warrant activity for the years ended September 30, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2019	1,926,501	0.43	6.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2020	1,926,501	0.43	5.86	$—

Warrants exercisable at September 30, 2020	1,926,501	0.43	5.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2021	1,926,501	0.43	4.86	$—

Warrants exercisable at September 30, 2021	1,926,501	0.43	4.86	$—

7. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of September 30, 2021 and 2020 :

Balance of non-related notes payable, net as of September 30, 2019	264,907
Issuance of debt	57,500
Accrued Interest	34,789
Balance of non-related notes payable, net as of September 30, 2020	357,196

Issuance of debt	100,000
Beneficial conversion feature related to convertible notes issued	(370,413)
Derivative liability	(22,088)
Gain on troubled debt restructuring	(11,773)
Accretion of debt discount	319,075

Balance of non-related notes payable, net as of September 30, 2021	$371,997
Balance of related party notes payable, net as of September 30, 2019	-
Issuance of debt	86,000
82203Accrued Interest	3,768
Balance of related party notes payable, net as of September 30, 2020	89,768

Issuance of debt	190,000
Beneficial conversion feature related to convertible notes issued	(260,070)
Derivative liability	(15,930)
Gain on troubled debt restructuring	-
Accretion of debt discount	226,519

Balance of related party notes payable, net as of September 30, 2021	$230,287

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

The Company determined that the modification of the debt instruments added a substantive conversion option at the date of the modification or exchange. Prior to the Note Amendments, the lowest conversion price of any of the Notes was $0.05 and ranged up to $0.65 (out of the money for all). At the date of the modification the conversion option price was repriced to $0.01, resulting in the conversion option for all notes being in the money on the day of the modification. On the day of the modification the fair value of the underlying stock was $0.05. As such, the modification added a substantive conversion option as of the conversion date and the amendment would be considered substantial. The notes were deemed to be extinguished and require extinguishment accounting. Under extinguishment accounting, the debt was remeasured and recorded at fair value. There was no difference between the carrying value of the debt, prior to the extinguishment, and the new fair value of the debt.t.

The Company noted short term nature of the note and the fact that the stock was thinly traded with any trading activity resulting in a disproportionate effect on the stock price. Therefore, a Black Scholes valuation was deemed to be inappropriate in this case. The fair value of the amended notes was calculated as the principal plus interest.

The fair value of the Notes on the extinguishment date was $509,416,which represented the principal plus interest at extinguishment date..

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

When a borrower has a troubled debt restructuring (“TDR”) in which the terms of its debt are modified, it should analyze the future undiscounted cash flows to determine the appropriate accounting treatment. The recognition and measurement guidance for a TDR depends on whether the future undiscounted cash flows specified by the new terms are greater or less than the carrying value of the debt. The Company determined that the future undiscounted cash flows under the new terms were less than the adjusted net carrying value of the original debt, therefore a gain of $11,773 was recorded for the difference on the statement of operations,

8. STOCK-BASED COMPENSATION

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

The following table summarizes stock option activity for the years ended September 30, 2021 and September 30, 2020

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2019	4,073,675	0.59	6.37	$—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(425,000)	(0.61)	—	—

Outstanding balance at September 30, 2020	3,648,675	0.59	5.28	$—

Options exercisable at September 30, 2020	3,210,050	0.54	5.11	—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	—	—	—	—

Outstanding balance at September 30, 2021	3,648,675	0.59	4.28	$—

Options exercisable at September 30, 2021	3,648,675	0.59	4.28	$—

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

9. INCOME TAXES

The components of loss before income taxes consisted of the following:

	Year Ended September 30,	Year Ended September 30,
	2021	2020
US	$(875,998)	$(5,349,706)
Foreign	—	—
Total	$(875,998)	$(5,349,706)

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

Income tax expenses attributable to income for continuing operations consists of:

	Year Ended September 30,	Year Ended September 30,
	2021	2020
Federal:
Current	—	—
Deferred	$(208,837)	$(169,925)

Foreign:
Current	—	—
Deferred	—	—

State and local:
Current	—	—
Deferred	(78,662)	(58,097)

Change in valuation allowance	287,499	224,988

Income tax (benefit)/expense	$-	$(3,034)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

	September 30,
	2021	2020
Deferred tax assets:
Accrued Compensation	$89,385	$81,861
Stock Compensation	441,240	454,507
Net operating losses	2,453,820	2,215,640
R&D Credit carryforward	268,715	208,715
Fixed assets	136	523
Total gross deferred tax asset	3,253,296	2,961,246

Less: valuation allowance	(3,297,288)	(3,009,789)

Net deferred tax asset	(43,992)	(48,543)

Deferred tax liabilities:
Intangible assets	43,992	48,543
Fixed assets	—	—
Total Deferred tax liabilities	43,992	48,543

Net Deferred Income Tax	$—	$—

At September 30, 2021 the Company had net operating loss carryforwards of approximately $8.5M for federal tax purposes.

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

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

	Year ended September 30,	Year ended September 30,
	2021	2020
Federal statutory rate	21.00%	21.00%
Permanent items	(0.01)%	(18.21)%
State taxes	7.09%	0.86%
Increase in valuation allowance	(32.82)%	(4.21)%
Impact of the change to Federal Statutory Tax	-	1.12%
R&D Credit	6.85%	-
Other	(2.11)%	(0.50)%
Effective income tax rate	0.00%	0.06%

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

10. RELATED PARTY TRANSACTIONS

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

11. COMMITMENTS AND CONTINGENCIES

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

12. SUBSEQUENT EVENTS

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

In February 2022, Panetta Partners Ltd advanced $30,000 to the Company. This advance was converted into promissory notes, at an interest rate of 16% with a conversion price of $0.005.

In March 2022, Panetta Partners Ltd advanced an additional $45,000 to the Company. This advance was converted into promissory notes, at an interest rate of 16% with a conversion price of $0.005.

In March 2022, the Company agreed to return back to TES Pharma S.R.L and Eurema Consulting S.R.L all intellectual property rights and assignments relating to NPM1.  In exchange for this, TES Pharma S.R.L and Eurema Consulting S.R.L agreed to waive any payments due to them and their affiliates by Rasna.

On May 13, 2022, the Company received notice from all noteholders that all notes were to be converted into stock. The Company issued 111,071,358 of common stock on May 13, 2022 in respect of these conversions.