Form 10-Q
period 2021-12-31
Rasna Therapeutics Inc.
filed 2022-06-16
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,979,361 shares of common stock were issued and outstanding as of June 16, 2022.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash	$21,064	$10,848
Prepaid expenses	12,391	33,729
Total current assets	$33,455	$44,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,488,989	$1,516,001
Related party payables	574,127	561,446
Loan payable and accrued interest, related party	82,080	80,640
Convertible notes payable, net - related party	43,920	230,287
Convertible notes payable, net	267,619	371,997
Derivative liabilities	80,683	38,018
Total Current Liabilities	2,537,418	2,798,389

Commitments and contingencies

Shareholders’ deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 68,908,003 shares issued and outstanding	68,909	68,909
Additional paid-in capital	21,236,238	20,711,758
Accumulated deficit	(23,809,110)	(23,534,479)
Total shareholders’ deficit	(2,503,963)	(2,753,812)
Total liabilities and shareholders’ deficit	$33,455	$44,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2021	2020
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative	72,656	154,941
Research and development	9,135	—
Total operating expenses	81,791	154,941

Loss from operations	(81,791)	(154,941)

Other income/(expense):

Accretion of debt discount	(203,399)	—
Gain on derivative liability	28,855	—
Interest expense	(18,296)	(17,077)
Foreign currency transaction gain	—	156
Total other income expense	(192,840)	(16,921)

Loss from operations before income taxes	(274,631)	(171,862)

Income tax provision	—	—

Net loss	$(274,631)	$(171,862)

Basic and diluted net loss per share attributable to common shareholders	0.00	0.00

Basic and diluted weighted average common shares outstanding	68,908,003	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)

Beneficial conversion feature related to convertible notes	—	—	524,480	—	524,480
Net loss	—	—	—	(274,631)	(274,631)
Balance at December 31, 2021	68,908,003	$68,909	$21,236,238	$(23,809,110)	$(2,503,963)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	18,192	—	18,192
Net loss	—	—	—	(171,862)	(171,862)
Balance at December 31, 2020	68,908,003	$68,909	$19,933,076	$(22,830,343)	$(2,828,358)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(274,631)	$(171,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	18,192
Depreciation	—	314
Non-cash interest expense	18,296	1,440
Accretion of debt discount	203,399	16,132
Derivative liability	(28,855)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(27,012)	65,573
Related party payable	12,681	932
Prepaid expenses	21,338	17,641
Related party receivable	—	748
Net cash used in operating activities	(74,784)	(50,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	85,000	40,000

Net change in cash	10,216	(10,890)

Cash, beginning of period	10,848	14,241

Cash, end of period	$21,064	$3,351

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance and extension of convertible notes	$71,520	$—
Beneficial conversion feature related to issuance and extension of convertible notes	$524,480	$—

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

2.  ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K/A  for the year ended September 30, 2021.

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the “SEC”) and United States generally accepted accounting principles (“US GAAP”) for interim reporting. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended September 30, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on June 9, 2022. The accompanying unaudited condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The results of the operations for the three months ended December 31, 2021 may not be indicative of the results that may be expected for the year ending September 30, 2022.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options and the exercise of warrants and convertible loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Dec. 31, 2021	Dec. 31, 2020
Stock options	3,648,675	3,648,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	92,744,106	2,382,692
Total shares issuable upon exercise or conversion	98,319,282	7,957,868

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

In December 2019, the FASB issued ASU 2019 -12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company has implemented this and the effect of this amendment is immaterial on its consolidated financial statements and related disclosures.

The Company has determined that all recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of December 31, 2021, had an accumulated deficit of $23,809,110, a net loss for the year ended December 31, 2021 of $274,631 and net cash used in operating activities of $74,784.

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

4. SHARE-BASED COMPENSATION

For the three months ended December 31, 2021, and December 31, 2020, $0 and $18,192 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements. No costs related to non-employees have been included within the consultancy fees expense category in the unaudited condensed consolidated interim financial statements in the three months ended December 31, 2021 and the three months ended December 31, 2020.

5. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of December 31, 2021and December 31, 2020:

Balance of non-related notes payable, net as of September 30, 2021	$371,997
Accrued Interest	7,505
Accretion of debt discount	123,117
Beneficial conversion feature related to issuance and extension of convertible notes	(206,800)
Derivative liabilities in connection with issuance and extension of convertible notes	(28,200)
Balance of non-related notes payable, net as of December 31 2021	$267,619

Balance of related party notes payable, net as of September 30, 2021	$230,287
Issuance of debt	85,000
Accrued Interest	9,351
Accretion of debt discount	80,282
Beneficial conversion feature related to issuance and extension of convertible notes	(317,680)
Derivative liabilities in connection with issuance and extension of convertible notes	(43,320)
Balance of related party notes payable, net as of December 31, 2021	$43,920

Balance of related notes payable, net as of September 30, 2020	$89,768
New convertible notes issued	40,000
Accrued Interest	3,542
Balance of related notes payable, net as of December 31 2020	$133,310

Balance of non-related notes payable, net as of September 30, 2020	$357,196
Accrued Interest	12,590
Balance of non-related notes payable, net as of December 31, 2020	$369,786

On November 18, 2021, the Company entered into an eleventh 12% Convertible Promissory Note with Panetta Partners Ltd. (the “Holder”) with a maturity date of December 31, 2023. The Holder provided the Company with $30,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On November 29, 2021, the Company entered into the twelfth 12 % Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $55,000 in cash. All other terms were the same as the eleventh note.

Amendment

On December 31, 2021, all previously outstanding notes due December 31, 2021 were modified with amended expiry terms. The expiry of the notes was amended to December 31, 2023.

The Company determined that the extension of maturity dates resulted in extinguishment for Notes carrying interest at 12%, while the Notes carrying interest at 1% resulted in modification.

The Company measured the present value of future cash flows that existed just prior to the earliest restructuring in the twelve-month period, which was used to apply the 10% test, since the earlier restructurings was accounted for as a modification. As the change in cash flows for all Notes carrying interest at 12% was greater than 10%, the term amendment was accounted for as an extinguishment. Under extinguishment accounting, the debt was remeasured and recorded at fair value. There was no difference between the carrying value of the debt, prior to the extinguishment, and the new fair value of the debt..

The Notes carrying interest at 1% did not have a change in cash flows greater than 10%, so these Notes were accounted for as a modification.

The Company also noted that the stock was thinly traded with any trading activity resulting in a disproportionate effect on the stock price. Therefore, a Black Scholes valuation was deemed to be inappropriate in this case.

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. During the period to Dec 31, 2021, the Company recognized an additional $71,520 due to the extension and issuance of the convertible notes. Additionally, the Company recognized a gain of $28,855 on the extinguishment of convertible notes.

The Company noted due to the short-term nature of the note in addition to the relatively small incremental increase in the interest rate in the event of default (6%) the maximum overall impact would be approximately $61,320 for the extinguished notes and $10,200 for the new notes issued (calculated as the increase in interest rate multiplied by the principal balance). In addition, the Company assessed all Events of Default and concluded that they are generally within the Company’s control and have a very low probability of occurrence.

Management will continue to assess the valuation of the embedded derivative at each reporting period and will record any changes in value through other income and expenses.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the Beneficial Conversion Feature exceeds the face value, the recorded Beneficial Conversion Feature will be limited to the gross proceeds less any debt discounts. As at December 31, 2021 this amounted to $524,483 for the amended and new notes issued.

6. RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions for the periods presented.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three months ended December 31, 2021 and December 31, 2020 Eurema Consulting did not supply the Company with consulting services. As of December 31, 2021, and September 30, 2021, the balance due to Eurema Consulting S.r.l. was $200,000 for past consultancy services. See note 7 for subsequent events information.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of December 31, 2021, and September 30, 2021, the balance due to Gabriele Cerrone was $175,000 for past consultancy services. In March 2020, the Company entered into a 12% Convertible Promissory Note with Gabriele Cerrone for $20,000 with an extended maturity date of December 31, 2023. In February 2021, Gabriele Cerrone assigned the Note to Panetta Partners Ltd. In November 2021, the Company entered into two 12% Convertible Promissory Notes with Panetta Partners Ltd for the aggregate amount of $85,000.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the three months ended December 31, 2021 and December 31, 2020 Roberto Pellicciari did not supply the Company with consulting services. As of December 31, 2021, and September 30, 2021, the balance due to Roberto Pellicciari was $175,000 for past consultancy services. At December 31, 2021 and September 30, 2021, TES Pharma was owed $75,000.  See note 7 for subsequents events information

Tiziana Life Sciences Plc (“Tiziana”)

The Company is party to a Shared Services Agreement with Tiziana, whereby the Company is charged for shared services and rent. Tiziana had previously agreed to waive all charges for shared services from October 2018 onwards, until further notice since the amounts due for such services are de minimis. Notice was given and recharges from October 1, 2020 were resumed. Keeren Shah, the Company’s Finance Director, is also Finance Director of Tiziana, and the Company’s directors, Willy Simon and John Brancaccio are also non-executive directors of Tiziana.

During the three months ended December 31, 2021, $12,681 was charged under this shared services agreement. As of December 31, 2021, $24,127 was due to Tiziana for services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of December 31, 2021, the amounts due to Tiziana under this loan facility were $82,080. Interest expense for the period ended December 31, 2021 and 2020 was $1,440, respectively.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. The Company has entered into numerous 12% Convertible Promissory Notes with Panetta Partners for a total of $361,000. The amount due for these notes as at December 31, 2021, with respect to the principal and accrued interest is $392,225. As at September 30, 2021 $276,303 was due with respect to notes issued.

Apart from the Convertible Promissory Notes, there is no interest charged on the balances with related parties. There are no defined repayment terms and such amounts can be called for payment at any time.

7. SUBSEQUENT EVENTS

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

In December 2019, the FASB issued ASU 2019 -12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company has implemented this and the effect of this amendment is immaterial on its consolidated financial statements and related disclosures.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at December 31, 2021, had a working capital deficit of $2,503,963 at December 31, 2021.

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

Results of Operations for the Three months ended December 31, 2021 and 2020

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
Research and Development	9,135	—
General and administrative	72,656	154,941
Total operating expenses	81,791	154,941

Loss from operations	(81,791	(154,941)

Other expense:

Accretion of debt discount	(203,399)	—
Gain on derivative liability	28,855	—
Interest on convertible notes payable	(18,296)	(17,077)
Foreign currency transaction gain	—	156
Other expense	(192,840)	(16,921)

Net loss	$(274,631)	$(171,862)

Revenues

There were no revenues for the three months ended December 31, 2021, and 2020 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended December 31, 2021 decreased to $81,791 from $154,941 for the three months ended December 31, 2020, a decrease of $73,150. The decrease is attributable to a reduction in the overall activities of the Company.

Other expense

During the three months ended December 31, 2021, other expense increased to $192,840 from $16,921 for the three months ended December 31, 2020. This is due to accretion of debt discount by $203,399 caused by the modification and new issuances of convertible debt during the quarter, and interest expense of $18,296 offset by a gain on the adjustment of a derivative liability of $28,855.

Net Loss

Net loss for the three months ended December 31, 2021 increased to $274,631 from $171,862 for the three months ended December 31, 2020, an increase of $102,769.  This is due to accretion of debt discount by $203,399 and interest expense of $18,296 offset by a gain on the adjustment of a derivative liability of $28,855 and a decrease in general expenses due to a reduction of activity in the company.

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

On November 18, 2021, the Company entered into an eleventh 12% Convertible Promissory Note with Panetta Partners Ltd. (the “Holder”) with a maturity date of December 31, 2023. The Holder provided the Company with $30,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On November 29, 2021, the Company entered into another 12% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $55,000 in cash. All other terms were the same as the note before.

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	December 31, 2021 (Unaudited)	September 30, 2021 (Unaudited)	Change

Current assets	$33,455	$44,577	$(11,122)
Current liabilities	2,537,418	2,798,389	(260,971)
Working capital deficit	$(2,503,963)	$(2,753,812)	$249,849

We had a cash balance of $21,064 and $10,848 on December 31, 2021, and September 30, 2021, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three months ended December 31,
	2021	2020	Increase/ (Decrease)
Net cash used in operating activities	$(74,784)	$(50,890)	$23,894
Net cash used in investing activities	$-	-	-
Net cash provided by financing activities	$85,000	$40,000	$45,000

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $74,784 for the three months ended December 31, 2021 compared to $50,890 for the three months ended December 31, 2020.  The net loss of $274,631 for the three months ended December 31, 2021 was partially offset primarily by interest accrued on the Convertible Loan Notes of $18,296, accretion of debt discount of $203,399, reversal of a derivative liability of ($28,855) and changes in operating assets and liabilities of $7,007.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $85,000 for the three months ended December 31, 2021 compared to proceeds from the issuance of convertible notes of $40,000 for the three months ended December 31, 2020.

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

Rasna Therapeutics, Inc.

June 16, 2022	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)