Form 10-Q
period 2022-03-31
Rasna Therapeutics Inc.
filed 2022-06-21
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash	$28,078	$10,848
Prepaid expenses	7,620	33,729
Total assets	$35,698	$44,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,407,802	$1,516,001
Related party payables	200,822	561,446
Loan payable and accrued interest, related party	83,520	80,640
Convertible notes payable, net - related party	104,025	230,287
Convertible notes payable, net	303,933	371,997
Derivative liabilities	73,569	38,018
Total Current Liabilities	2,173,671	2,798,389

Commitments and contingencies

Shareholders’ deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 68,908,003 shares issued and outstanding	68,909	68,909
Additional paid-in capital	21,308,238	20,711,758
Accumulated deficit	(23,515,120)	(23,534,479)
Total shareholders’ deficit	(2,137,973)	(2,753,812)
Total liabilities and shareholders’ deficit	$35,698	$44,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating (income)/ expenses:
General and administrative	126,041	77,555	198,697	203,824
Research and development	17,224	16,067	26,359	44,739
Gain on settlement of accounts payable	(150,000)	—	(150,000)	—
Gain on settlement of related party payable	(375,000)	—	(375,000)	—
Total operating (income)/ expenses	(381,735)	93,622	(299,944)	248,563

Income/ (loss) from operations	381,735	(93,622)	299,944	(248,563)

Other income/(expense):
Accretion of debt discount	(77,153)	(27,273)	(280,553)	(27,273)
Expenses in connection with modification and extinguishment of convertible promissory notes	—	(123,718)	—	(123,718)
Interest expense	(20,706)	(21,640)	(39,001)	(38,716)
Gain on derivative liability	10,114	—	38,969	—
Foreign currency transaction (loss)/gain	—	(107)	—	48
Total other income/(expense)	(87,745)	(172,738)	(280,585)	(189,659)

Income/ (loss) from operations before income taxes	293,990	(266,360)	19,359	(438,222)

Income tax provision	—	—	—	—

Net income / (loss)	$293,990	$(266,360)	$19,359	$(438,222)

Basic and net income/(loss) per share attributable to common shareholders	$0.00	$0.00	$0.00	$(0.01)
Diluted net income/ (loss) per share attributable to common shareholders	$0.00	$0.00	$0.00	$(0.01)

Basic weighted average common shares outstanding	68,908,003	68,908,003	68,908,003	68,908,003
Diluted weighted average common shares outstanding	170,038,369	68,908,003	163,241,111	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	68,908,003	$68,909	$21,236,238	$(23,809,110)	$(2,503,963)

Beneficial conversion feature related to convertible notes	—	—	72,000	—	72,000
Net income	—	—	—	293,990	293,990

Balance at March 31, 2022	68,908,003	$68,909	$21,308,238	$(23,515,120)	$(2,137,973)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	68,908,003	$68,909	$19,933,076	$(22,830,343)	$(2,828,358)

Share based compensation	—	—	17,796	—	17,796
Beneficial conversion feature related to convertible notes	—	—	273,718	—	273,718
Net loss	—	—	—	(266,360)	(266,360)

Balance at March 31, 2021	68,908,003	$68,909	$20,224,590	$(23,096,703)	$(2,803,204)

	Six Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)

Beneficial conversion feature related to convertible notes	—	—	596,480	—	596,480
Net income	—	—	—	19,359	19,359

Balance at March 31, 2022	68,908,003	$68,909	$21,308,238	$(23,515,120)	$(2,137,973)

	Six Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	35,988	—	35,988
Beneficial conversion feature related to convertible notes			273,718		273,718
Net loss	—	—	—	(438,222)	(438,222)
Balance at March 31, 2021	68,908,003	$68,909	$20,224,590	$(23,096,703)	$(2,803,204)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$19,359	(438,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	35,988
Depreciation	—	314
Non-cash interest expense	39,002	2,880
Accretion of debt discount	280,553	27,273
Gain on derivative liability	(38,969)	—
Fee for convertible loan note to be settled in equity	—	123,718
Gain on settlement of accounts payable	(150,000)	—
Gain on settlement of related party payable	(375,000)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	41,801	105,613
Related party payable	14,376	13,413
Prepaid expenses	26,108	(43,762)
Related party receivable	—	748
Net cash used in operating activities	(142,770)	(172,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	160,000	190,000

Net change in cash	17,230	17,963

Cash, beginning of period	10,848	14,241

Cash, end of period	$28,078	32,204
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance and extension of convertible notes	$74,520	$—
Beneficial conversion feature related to issuance and extension of convertible notes	$596,481	$—

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

The results of the operations for the three and six months ended March 31, 2022 may not be indicative of the results that may be expected for the year ending September 30, 2022.

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

Net Income/(loss) per Share

Basic net income/(loss) per share is computed by dividing net income/(loss)  available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income  per share includes potentially dilutive securities such as outstanding options, warrants and convertible loan notes, using various methods such as the treasury stock, modified treasury stock, and if converted methods in the determination of dilutive shares outstanding during each reporting period. Common stock equivalents are  included in the diluted income per share calculation only when exercise or conversion prices are lower than the average market price of the common shares for the periods presented. This does not apply to the diluted loss per share calculation.

Diluted loss per share does not include any common stock equivalents as their effects are anti-dilutive.

The fully diluted earnings per share includes the shares issuable upon the conversion of the outstanding convertible loan notes for the three and six months to March 31, 2022.

	Three months March 31, 2022	Six months March 31, 2022
Net Income, numerator, basic computation	293,990	19,359
Interest expense	19,266	36,122
Net Income, numerator, diluted computation	313,256	55,481

Weighted average shares, denominator, basic computation	68,908,003	68,908,003
Effect of convertible notes	101,130,366	94,333,108
Weighted average shares, denominator, diluted computation	170,038,369	163,241,111

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

The shares issuable on the exercise of options and warrants have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive.

	March 31, 2022	March 31, 2021
Stock options	3,648,675	3,648,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	-	70,150,898
Total shares issuable upon exercise or conversion	5,575,176	75,726,074

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

The Company has generally experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of March 31, 2021, had an accumulated deficit of $23,515,120, a net income for the six months March 31, 2022 of $19,359 and net cash used in operating activities of $142,770.

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

4. SHARE-BASED COMPENSATION

For the three and six months ended March 31, 2022 there have been no charges for share based compensation.

For the three and six months ended March 31, 2021, $17,796 and $35,988 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements.

5. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of March 31, 2022 and March 31, 2021:

Balance of non-related notes payable, net as of September 30, 2021	$371,997
Accrued Interest	14,847
Accretion of debt discount	152,090
Beneficial conversion feature related to issuance and extension of convertible notes	(206,801)
Derivative liabilities in connection with issuance and extension of convertible notes	(28,200)
Balance of non-related notes payable, net as of March 31, 2022	$303,933

Balance of related party notes payable, net as of September 30, 2021	$230,287
Issuance of debt	160,000
Accrued Interest	21,275
Accretion of debt discount	128,463
Beneficial conversion feature related to issuance and extension of convertible notes	(389,680)
Derivative liabilities in connection with issuance and extension of convertible notes	(46,320)
Balance of related notes payable, net as of March 31, 2022	$104,025

Balance of related notes payable, net as of September 30, 2020	$89,768
New convertible notes issued	190,000
Accrued Interest	10,392
Beneficial conversion feature related to issuance of convertible notes	(122,727)
Balance of related notes payable, net as of March 31, 2021	$167,433

Balance of non-related notes payable, net as of September 30, 2020	$357,196
Accrued Interest	22,925
Balance of non-related notes payable, net as of March 31, 2021	$380,121

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

On November 29, 2021, the Company entered into the twelfth 12% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $55,000 in cash. All other terms were the same as the eleventh note.

On February 8, 2022, the Company entered into the thirteenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $30,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.005 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On March 2, 2022, the Company entered into the fourteenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $45,000 in cash. All other terms were the same as the thirteenth note.

Amendment

On December 31, 2021, all previously outstanding notes due December 31, 2021 were modified with amended expiry terms. The expiry of the notes was amended to December 31, 2023.

The Company determined that the extension of maturity dates resulted in extinguishment for Notes carrying interest at 12%, while the Notes carrying interest at 1% resulted in modification.

The Company measured the present value of future cash flows that existed just prior to the earliest restructuring in the twelve-month period, which was used to apply the 10% test, since the earlier restructurings was accounted for as a modification. As the change in cash flows for all Notes carrying interest at 12% was greater than 10%, the term amendment was accounted for as an extinguishment. Under extinguishment accounting, the debt was remeasured and recorded at fair value. There was no difference between the carrying value of the debt, prior to the extinguishment, and the new fair value of the debt.

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. During the three and six months to March 31, 2021, the Company recognized an additional $3,000 and $71,520 respectively due to the extension and issuance of the convertible notes. Additionally, the Company recognized a gain of $10,114 and $38,969 for the three and six month periods ended March 31, 2022, relating to the issuance and extension of convertible notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the Beneficial Conversion Feature exceeds the face value, the recorded Beneficial Conversion Feature will be limited to the gross proceeds less any debt discounts. As at March 31, 2022 this amounted to $596,481 for the amended and new notes issued.

6. RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions for the periods presented.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three and six months ended March 31, 2022 and March 31, 2021 Eurema Consulting did not supply the Company with consulting services.

In March 2022, the Company agreed to return back to Eurema Consulting S.R.L all intellectual property rights and assignments relating to NPM1. In exchange for this, Eurema Consulting S.R.L agreed to waive any payments due to them and their affiliates by Rasna, this amounted to a $200,000 gain on the settlement of the related party payable. Rasna may be entitled to 20% of any future royalties and/or milestone payments upon successful completion of a clinical Proof of Concept study under certain agreed upon circumstances.

As of March 31, 2022, and September 30, 2021, the balance due to Eurema Consulting S.r.l. was $0 and $200,000, respectively for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of March 31, 2022, and September 30, 2021, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

In March 2020, the Company entered into a 12% Convertible Promissory Note with Gabriele Cerrone for $20,000 with an extended maturity date of December 31, 2023. In February 2021, Gabriele Cerrone assigned the Note to Panetta Partners Ltd. In November 2021, the Company entered into two 12% Convertible Promissory Notes with Panetta Partners Ltd for the aggregate amount of $85,000. In February and March 2022, the Company entered into a further two 16% Convertible Promissory Notes with Panetta Partners Ltd for the $30,000 and $45,000 respectively.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the three and six months ended March 31, 2022 and March 31, 2021, Roberto Pellicciari did not supply the Company with consulting services.

In March 2022, the Company agreed to return back to TES Pharma S.R.L all intellectual property rights and assignments relating to NPM1. In exchange for this, TES Pharma S.R.L agreed to waive any payments due to them and their affiliates (which includes Roberto Pelliciari) by Rasna. this amounted to a $175,000 gain on the settlement of the related party payable to Roberto Pellicciari and a $150,000 gain on the settlement of accounts payable to TES Pharma and its affiliates. Rasna may be entitled to 20% of any future royalties and/or milestone payments upon successful completion of a clinical Proof of Concept study under certain agreed upon circumstances.

As of March 31, 2022, and September 30, 2021, the balance due to Roberto Pellicciari was $0 and $175,000 respectively, for past consultancy services. At March 31, 2022 and September 30, 2021, TES Pharma was owed $0 and $75,000 respectively.

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

As of March 31, 2022, $25,822 was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of March 31, 2022, the amounts due to Tiziana under this loan facility were $83,520 and the interest charged in the three and six months to March 31, 2021, was $1,440 and $2,880 respectively.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. The Company has entered into numerous 12% Convertible Promissory Notes with Panetta Partners for a total of $361,000. The amount due for these notes as at March 31, 2022, with respect to the principal and accrued interest is $462,842, net of debt discounts of $358,817 . As at September 30, 2021 $276,303 was due with respect to notes issued.

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

In December 2019, the FASB issued ASU 2019 -12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company has determined that the effect of this amendment is immaterial on its financial statements and related disclosures.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at March 31, 2022, had a working capital deficit of $2,137,973.

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

Results of Operations for the Three months ended March 31, 2022 and 2021

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating (income)/expenses:
General and administrative	126,041	77,555
Research and development	17,224	16,067
Gain on settlement of accounts payable	(150,000)	—
Gain on settlement of related party payable	(375,000)	—
Total operating (income)/ expenses	(381,735)	93,622

Income/ (loss) from operations	381,735	(93,622)

Other expense:
Accretion of debt discount	(77,153)	(27,273)
Expenses in connection with modification and extinguishment of convertible promissory notes	—	(123,718)
Interest expense	(20,706)	(21,640)
Gain on derivative liability	10,114	—
Foreign currency transaction (loss)/gain	—	(107)
Other expense	(87,745)	(172,738)

Net income/ (loss)	$293,990	$(266,360)

Revenues

There were no revenues for the three months ended March 31 2022, and 2021 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended March 31, 2022 decreased to an operating income of $381,735 from an operating expense of $93,623 for the three months ended March 31, 2021, a decrease of $475,357. The decrease is predominantly due to a $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company, offset by increased general and administrative expenditure of $38,095 and increased research and development patent expenditure of $11,547.

Other expense

During the six months ended March 31, 2022, other expense decreased to $87,745 from $172,738 for the three months ended March 31, 2021. This is predominantly due to additional accretion of debt discount by $49,880 offset by a gain on the adjustment of a derivative liability of $10,114 and a saving on expenses in connection with modification and extinguishment of convertible promissory notes in 2021 of $123,718.

Net Income/(Loss)

Net income for the three months ended March 31, 2022 increased to $293,990 from a net loss of $266,360 for the three months ended March 31, 2021, a movement of $560,350. This is predominantly due to $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company.

Results of Operations for the Six months ended March 31, 2022 and 2021

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating (income)/expenses:
General and administrative	198,697	203,824
Research and development	26,359	44,739
Gain on settlement of accounts payable	(150,000)	—
Gain on settlement of related party payable	(375,000)	—
Total operating (income)/ expenses	(299,944)	248,563

Income/ (loss) from operations	299,944	(248,563)

Other expense:
Accretion of debt discount	(280,552)	(27,273)
Expenses in connection with modification and extinguishment of convertible promissory notes	—	(123,718)
Interest expense	(39,002)	(38,716)
Gain on derivative liability	38,969	—
Foreign currency transaction (loss)/gain	—	48
Other expense	(280,585)	(189,659)

Net income/ (loss)	$19,359	$(438,222)

Revenues

There were no revenues for the six months ended March 31 2022, and 2021 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the six months ended March 31, 2022 decreased to an operating income of $299,944 from an operating expense of $248,563 for six months ended March 31, 2021, a decrease of $548,507. The decrease is predominantly due to a $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company, offset by decreased general and administrative expenditure of $5,127 and decreased research and development patent expenditure of $18,380.

Other expense

During the six months ended March 31, 2022, other expense increased to $280,585 from $189,659 for the six months ended March 31, 2021. This is predominantly due to additional accretion of debt discount by $253,279 offset by a gain on the adjustment of a derivative liability of $38,969 and a saving on expenses in connection with modification and extinguishment of convertible promissory notes incurred in 2021 of $123,718.

Net Income/(Loss)

Net income for the six months ended March 31, 2022 increased to $19,359 from a net loss of $438,222 for the six months ended March 31, 2021, a movement of $457,581. This is predominantly due to $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations due to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company.

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

 On February 8, 2022, the Company entered into the thirteenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $30,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.005 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

On March 2, 2022, the Company entered into the fourteenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $45,000 in cash. All other terms were the same as the thirteenth note.

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	March 31, 2022 (Unaudited)	September 30, 2021 (Unaudited)	Change

Current assets	$35,698	$44,577	$(8,879)
Current liabilities	2,173,671	2,798,389	624,718
Working capital deficit	$(2,137,973)	$(2,753,812)	$615,839

We had a cash balance of $28,078 and $10,848 on March 31, 2022, and September 30, 2021, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six months ended March 31,
	2022	2021	Increase/ (Decrease)
Net cash used in operating activities	$(142,770)	(172,037)	(29,267)
Net cash used in investing activities	$-	-	-
Net cash provided by financing activities	$160,000	190,000	(30,000)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $142,770 for the six months ended March 31, 2022 compared to $172,037 for the six months ended March 31, 2021. The net income of $19,359 for six months ended March 31, 2022 was partially offset primarily by interest expense of $39,002, accretion of debt discount of $280,553, gain on derivative liability of ($38,969), gain on the settlement of accounts payable of $150,000 and a gain on the settlement of a related party payable of $375,000 and changes in operating assets and liabilities of $82,285.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $160,000 for the six months ended March 31, 2022 compared to proceeds from the issuance of convertible notes of $190,000 for the six months ended March 31, 2021.

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

Rasna Therapeutics, Inc.

June 21, 2022	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)