Form 10-Q
period 2022-06-30
Rasna Therapeutics Inc.
filed 2022-08-22
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,979,361 shares of common stock were issued and outstanding as of August 22, 2022.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash	$10,516	$10,848
Prepaid expenses	61,353	33,729
Total assets	$71,869	$44,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,445,784	$1,516,001
Related party payables	275,823	561,446
Loan payable and accrued interest, related party	84,960	80,640
Convertible notes payable, net - related party	—	230,287
Note payable	51,051	—
Convertible notes payable, net	—	371,997
Derivative liabilities	—	38,018
Total Current Liabilities	1,857,618	2,798,389

Commitments and contingencies

Shareholders’ deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 179,979,361 shares issued and outstanding at June 30, 2022 and 68,909,003 shares issued and outstanding at September 30, 2021	179,979	68,909
Additional paid-in capital	22,195,815	20,711,758
Accumulated deficit	(24,161,543)	(23,534,479)
Total shareholders’ deficit	(1,785,749)	(2,753,812)
Total liabilities and shareholders’ deficit	$71,869	$44,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating (income)/ expenses:
General and administrative	110,830	64,573	309,527	268,397
Research and development	17,030	—	43,389	44,739
Gain on settlement of accounts payable	—	—	(150,000)	—
Gain on settlement of related party payable	—	—	(375,000)	—
Total operating (income)/ expenses	127,860	64,573	(172,084)	313,136

(Loss) income from operations	(127,860)	(64,573)	172,084	(313,136)

Other income/(expense):
Accretion of debt discount	(589,868)	(40,909)	(870,421)	(68,182)
Expenses in connection with modification and extinguishment of convertible promissory notes	—	—	—	(123,718)
Interest expense	(2,264)	(18,108)	(41,265)	(56,824)
Gain on derivative liability	73,569	—	112,538	—
Foreign currency transaction gain	—	—	—	48
Total other expense	(518,563)	(59,017)	(799,148)	(248,676)

Income tax provision	—	—	—	—

Net loss	$(646,423)	$(123,590)	$(627,064)	$(561,812)

Basic and diluted net loss per share attributable to common shareholders	$(0.01)	$0.00	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	127,155,100	68,908,003	88,323,702	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(UNAUDITED)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2022	68,908,003	$68,909	$21,308,238	$(23,515,120)	$(2,137,973)

Issuance of stock – conversion of notes	111,071,358	111,070	887,577		998,647
Net loss	—	—	—	(646,423)	(646,423)

Balance at June 30, 2022	179,979,361	$179,979	$22,195,815	$(24,161,543)	$(1,785,749)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2021	68,908,003	$68,909	$20,224,589	$(23,096,703)	$(2,803,205)

Share based compensation	—	—	5,107	—	5,107
Net loss	—	—	—	(123,590)	(123,590)

Balance at June 30, 2021	68,908,003	$68,909	$20,229,696	$(23,220,293)	$(2,921,688)

	Nine Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)
Beneficial conversion feature related to convertible notes	—	—	596,480	—	596,480
Issuance of stock – conversion of notes	111,071,358	111,070	887,577		998,647
Net loss	—	—	—	(627,064)	(627,064)

Balance at June 30, 2022	179,979,361	$179,979	$22,195,815	$(24,161,543)	$(1,785,749)

	Nine Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	41,094	—	41,094
Beneficial conversion feature related to convertible notes			273,718		273,718
Net loss	—	—	—	(561,812)	(561,812)
Balance at June 30, 2021	68,908,003	$68,909	$20,229,696	$(23,220,293)	$(2,921,688)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(627,064)	(561,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	—	41,094
Depreciation	—	314
Non-cash interest expense	41,266	—
Accretion of debt discount	870,421	68,182
Gain on derivative liability	(112,538)	—
Fee for convertible loan note to be settled in equity	—	123,718
Gain on settlement of accounts payable	(150,000)	—
Gain on settlement of related party payable	(375,000)	—
Changes in operating assets and liabilities:		—
Accounts payable and accrued expenses	79,781	70,263
Related party payable	89,377	30,267
Prepaid expenses	61,618	(26,175)
Related party receivable	—	748
Net cash used in operating activities	(122,139)	(253,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	160,000	290,000
Payments on note payable	(38,193)	—
	121,807	290,000

Net change in cash	(332)	36,599

Cash, beginning of period	10,848	14,241

Cash, end of period	$10,516	50,840
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance and extension of convertible notes.	$74,522	$—
Beneficial conversion feature related to issuance and extension of convertible notes	$596,481	$—
Conversion of Notes into Common Stock	$998,647	$—
Issuance of note payable relating to renewal of insurance policy	$89,242	$—

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

Management continues to evaluate the impact of inflation and the economic environment on the Company, and has concluded that while it is reasonably possible that inflation could have a negative effect on the Company’s financial position, results of its operations and/or ability to secure additional cash resources, there is no current impact as cash resources are currently secured by existing shareholders. The financial statements do not include any adjustments that might result from this uncertainty.

2. ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K/A for the Fiscal year ended September 30, 2021.

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

The results of the operations for the three and nine months ended June 30, 2022 may not be indicative of the results that may be expected for the year ending September 30, 2022.

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

	June 30, 2022	June 30, 2021
Stock options	3,648,675	3,648,675
Warrants	1,926,501	1,926,501
Convertible notes and associated fees	—	81,877,887
Total shares issuable upon exercise or conversion	5,575,176	87,453,063

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities and as of June 30, 2022, had an accumulated deficit of $24,161,543, a net loss for the nine months ended June 30, 2022 of $627,064 and net cash used in operating activities of $122,139.

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

4. SHARE-BASED COMPENSATION

For the three and nine months ended June 30, 2022 there have been no charges for share based compensation.

For the three and nine months ended June 30, 2021, $5,106 and $41,094 related to share based compensation to directors and employees respectively, has been included within the general and administrative expense category in the accompanying unaudited condensed consolidated interim financial statements.

5. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of June 30, 2022 and June 30, 2021:

Balance of non-related notes payable, net as of September 30, 2021	$371,997
Accrued Interest	9,153
Accretion of debt discount	358,118
Beneficial conversion feature related to issuance and extension of convertible notes	(206,801)
Derivative liabilities in connection with issuance and extension of convertible notes	(28,017)
Conversion of convertible notes	(504,450)
Balance of non-related notes payable, net as of June 30, 2022	$—

Balance of related party notes payable, net as of September 30, 2021	$230,287
Issuance of debt	160,000
Accrued Interest	27,792
Accretion of debt discount	512,303
Beneficial conversion feature related to issuance and extension of convertible notes	(389,680)
Derivative liabilities in connection with issuance and extension of convertible notes	(46,505)
Conversion of convertible notes	(494,197)
Balance of related notes payable, net as of June 30, 2022	$—

Balance of non-related notes payable, net as of September 30, 2020	$356,702
Principal value of Related Party Notes	100,000
Accrued Interest	32,194
Balance of non-related notes payable, net as of June 30, 2021	$488,896

Balance of related notes payable, net as of September 30, 2020	$90,262
Principal value of Related Party Notes	190,000
Accrued Interest	17,696
Beneficial conversion feature related to issuance of convertible notes	(81,818)
Balance of related notes payable, net as of June 30, 2021	$216,140

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

On May 13, 2022, all outstanding notes with a principal value of $828,500 and accrued interest of $170,147 were converted into 111,071,358 ordinary shares with a par value of $0.01.

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. During the three and nine months to June 30, 2021, the Company recognized an additional $3,000 and $71,522 respectively due to the extension and issuance of the convertible notes. Additionally, the Company recognized a gain of $73,569 and $112,538 for the three and nine months periods ended June 30, 2022, relating to the issuance and extension of convertible notes and the release of the derivative liability due to the conversion of the notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the beneficial conversion feature exceeds the face value, the recorded beneficial conversion feature was limited to the gross proceeds less any debt discounts. Upon conversion of the notes, the beneficial conversion feature of $596,481 was fully amortized.

6. NOTE PAYABLE

On May 15, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $89,242. Under the terms of the agreement, the Company made a down payment of $10,210, with the remaining balance financed over the remaining term at an annual percentage rate of 7.328%. Beginning in May 2022, the Company is making 8 monthly payments of $10,210, with the last payment expected to be made in December 2022. At June 30, 2022, the outstanding balance on the note payable was $51,051. The interest expense for the three and nine months ending June 30, 2022 was $884.

7. RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions for the periods presented.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the three and nine months ended June 30, 2022 and June 30, 2021 Eurema Consulting did not supply the Company with consulting services.

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

As of June 30, 2022, and September 30, 2021, the balance due to Eurema Consulting S.r.l. was $0 and $200,000, respectively for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of June 30, 2022, and September 30, 2021, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

In March 2020, the Company entered into a 12% Convertible Promissory Note with Gabriele Cerrone for $20,000 with an extended maturity date of December 31, 2023. In February 2021, Gabriele Cerrone assigned the Note to Panetta Partners Ltd. In November 2021, the Company entered into two 12% Convertible Promissory Notes with Panetta Partners Ltd for the aggregate amount of $85,000. In February and March 2022, the Company entered into a further two 16% Convertible Promissory Notes with Panetta Partners Ltd for the $30,000 and $45,000 respectively. All notes were converted in May 2022.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the three and nine months ended June 30, 2022 and June 30, 2021, Roberto Pellicciari did not supply the Company with consulting services.

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

As of June 30, 2022, and September 30, 2021, the balance due to Roberto Pellicciari was $0 and $175,000 respectively, for past consultancy services. As of June 30, 2022 and September 30, 2021, TES Pharma was owed $0 and $75,000 respectively.

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

As of June 30, 2022, $100,821 was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of June 30, 2022, the amounts due to Tiziana under this loan facility were $84,960 and the interest charged in the three and nine months to June 30, 2022, was $1,440 and $4,320 respectively.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. The Company has entered into numerous 12% Convertible Promissory Notes with Panetta Partners for a total of $361,000. The amount due for these notes upon conversion in May 2022 with respect to the principal and accrued interest was $494,383. As at September 30, 2021 $276,303 was due with respect to notes issued.

Apart from the Convertible Promissory Notes, there is no interest charged on the balances with related parties. There are no defined repayment terms, and such amounts can be called for payment at any time.

8. SUBSEQUENT EVENTS

In July 2022, the Company entered into a promissory note with Panetta Partners Ltd for $165,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K/A filed on June 10, 2022 under the heading “Risk Factors,” which are incorporated herein by reference.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at June 30, 2022, had a working capital deficit of $1,785,749.

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

Results of Operations for the Three months ended June 30, 2022 and 2021

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating (income)/expenses:
General and administrative	110,830	64,573
Research and development	17,030	—
Gain on settlement of accounts payable	—	—
Gain on settlement of related party payable	—	—
Total operating (income)/ expenses	127,860	64,573

Income/ (loss) from operations	(127,860)	(64,573)

Other expense:
Accretion of debt discount	(589,868)	(40,909)
Interest expense	(2,264)	(18,108)
Gain on derivative liability	73,569	—

Other expense	(518,563)	(59,017)

Net loss	$(646,423)	$(123,590)

Revenues

There were no revenues for the three months ended June 30, 2022, and 2021 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended June 30, 2022 increased to an operating expense of $127,860 from an operating expense of $64,573 for the three months ended June 30, 2021, an increase of $63,287.

Other expense

During the three months ended June 30, 2022, other expense increased to $518,563 from other expenses of $59,017 for the three months ended June 30, 2021. This is predominantly due to additional accretion of debt discount of $589,868 offset by a gain on the adjustment of a derivative liability of $73,569.

Net loss

Net loss for the three months ended June 30, 2022 increased to $646,423 from a net loss of $123,590 for the three months ended June 30, 2021, a change of $522,833. This is predominantly due to an increase in operating expenses of $63,287 due to increased activity in the company, as well as additional accretion of debt discount of $548,959 offset by a gain on the adjustment of a derivative liability of $73,569.

Results of Operations for the Nine months ended June 30, 2022 and 2021

The following table sets forth the summary statements of operations for the periods indicated:

	For the Nine Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating (income)/expenses:
General and administrative	309,527	268,397
Research and development	43,389	44,739
Gain on settlement of accounts payable	(150,000)	—
Gain on settlement of related party payable	(375,000)	—
Total operating (income)/ expenses	(172,084)	313,136

Income/ (loss) from operations	172,084	(313,136)

Other expense:
Accretion of debt discount	(870,421)	(68,182)
Expenses in connection with modification and extinguishment of convertible promissory notes	—	(123,718)
Interest expense	(41,265)	(56,824)
Gain on derivative liability	112,538	—
Foreign currency transaction (loss)/gain	—	48
Other expense	(799,148)	(248,676)

Net loss	$(627,064)	$(561,812)

Revenues

There were no revenues for the nine months ended June 30, 2022, and 2021 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the nine months ended June 30, 2022 decreased to an operating income of $172,084 from an operating loss of $313,136 for nine months ended June 30, 2021, a decrease of $485,220. The decrease is predominantly due to a $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company, offset by increased general and administrative expenses of $41,130  and decreased research and development patent expenses of $1,350.

Other expense

During the nine months ended June 30, 2022, other expense increased to $799,148 from $248,676 for the nine months ended June 30, 2021. This is predominantly due to additional accretion of debt discount by $802,239  offset by a gain on the adjustment of a derivative liability of $112,538, decrease in interest expense of $15,559 and a saving of expenses in connection with modification and extinguishment of convertible promissory notes incurred in 2021 of $123,718.

Net loss

Net loss for the nine months ended June 30, 2022 increased to $627,064  from a net loss of $561,812 for the nine months ended June 30, 2021, a movement of $65,252. This is predominantly due to $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations due to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company, offset by increased general and administrative expenses of $41,130 and decreased research and development patent expenses of $1,350. There was additional accretion of debt discount by $802,239 offset by a gain on the adjustment of a derivative liability of $112,538, decrease in interest expense of $15,559 and a saving of expenses in connection with modification and extinguishment of convertible promissory notes incurred in 2021 of $123,718.

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

On May 13, 2022, all outstanding notes with a principal value of $828,500 and accrued interest of $170,150 were converted into 111,071,358 ordinary shares with a par value of $0.01.

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	June 30, 2022 (Unaudited)	September 30, 2021 (unaudited)	Change

Current assets	$71,869	$44,577	$27,292
Current liabilities	1,857,618	2,798,389	940,771
Working capital deficit	$(1,785,749)	$(2,753,812)	$968,063

We had a cash balance of $10,516 and $10,848 on June 30, 2022, and September 30, 2021, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine months ended June 30,
	2022	2021	Increase/ (Decrease)
Net cash used in operating activities	$(122,139)	(253,401)	(131,262)
Net cash used in investing activities	$—	—	—
Net cash provided by financing activities	$121,807	290,000	(168,193)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $122,139 for the nine months ended June 30, 2022 compared to $253,401 for the nine months ended June 30, 2021. The net loss of $627,064  for nine months ended June 30, 2022 was partially offset primarily by a gain on derivative liability of $112,538, gain on the settlement of accounts payable of $150,000 and a gain on the settlement of a related party payable of $375,000 adjusted for accretion of debt discount of $870,421, interest expense of $41,266 and changes in operating assets and liabilities of $230,766.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $160,000 offset by payments for on a note payable of $38,193 for the nine months ended June 30, 2022 compared to proceeds from the issuance of convertible notes of $290,000 for the nine months ended June 30, 2021.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K/A as of and for the year ended September 30, 2021, filed with the SEC on June 10, 2022.

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

Rasna Therapeutics, Inc.

August 22, 2022	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)