Form 10-K
period 2022-09-30
Rasna Therapeutics Inc.
filed 2023-02-09
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,959,000 as of March 31, 2022, based upon the closing price on the OTCQB market reported for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 771,811,360 shares of common stock were issued and outstanding as of February 7, 2023.

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

ITEM 1. BUSINESS

General.

We are a leukemia-focused biotechnology company that has been developing therapeutics to address the unmet need that exists for acute myeloid leukemia, or AML, and other forms of leukemia and lymphoma. AML is generally a disease of older adults, with onset typically after the age of 45 (average patient age approximately 68 years old). Our strategy is to develop small molecule drug candidates targeting the LSD1 gene, which is considered to control major pathways underlying etiology of majority of AML sub-types.

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

Figure 1 Key Regulators for Developing Targeted AML Therapies

Roles of LSD1 in Tumorigenesis

Leukemia arises due to DNA damage or mutations. Chromosomal aberrations involving LSD1 have been found in patients with non-Hodgkin lymphoma, acute promyelocytic leukemia, myelodysplastic syndrome, and AML. Thus, targeting LSD1 is an appropriate approach for treatment of AML. In addition, combination of therapies targeting these two genes could also be effective in treatment of relapse AML.

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

Employees

As of September 30, 2022, and September 30, 2021 we had no employees.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended September 30, 2022 and 2021, we reported a net loss of $686,588 and $875,998, respectively. As of September 30, 2022, we had an accumulated deficit of $24,221,067.

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

Our consolidated financial statements as of September 30, 2022 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to select product candidates, fail to successfully complete clinical trials and commercialize product candidates or fail to obtain regulatory approval, our business would be harmed and the value of our securities would decline.

We must be evaluated in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed preclinical or clinical research and have not completed the development of our product candidates. Our failure to develop and commercialize such product candidates successfully may cause us to cease operations. We are performing preclinical research on LSD1. This research will require significant additional development efforts by us and significant additional development efforts by us and regulatory approvals prior to commercialization. We cannot be certain that our efforts in this regard will lead to commercially viable therapeutics. We do not know what the final cost to select and commercialize product candidates will be.

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

Increased Interest Rates and Inflation and Recession Risk

The Company’s financial performance is subject to global and US economic conditions. Recent increases in interest rates and inflation, globally, and in the US regions, have led to economic volatility, increased borrowing costs, price increases and risks of recessions. Economic recessions may have adverse consequences across industries, including the biotechnology industry, which may adversely affect the Company’s business and financial condition. As a result of the ongoing COVID-19 pandemic and actions taken by governments to attempt to slow down rising inflation, there is substantial uncertainty about the strength of the global economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may impact our ability to raise funds.

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

We have licensed, or will license, from third parties, technology necessary to research, develop and commercialize our product candidates. In return for the use of their technology, we have paid or agreed, or will agree, to pay the licensor certain fees. We may need to license additional technology to in the future. If these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms, our business could be negatively impacted.

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

As of September 30, 2022, our executive officers, directors and principal security holders, together with their respective affiliates, owned approximately 36.50% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of September 30, 2022 and if they continue to be ineffective could continue to result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2022, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Item 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

Rasna does not currently have any executive offices. It utilizes the address of Tiziana Therapeutics Inc. who are located at 5 Penn Plaza, New York, NY, 10001. We do not own any real property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently quoted on the OTC Pink under the trading symbol “RASP”. Our shares were previously quoted on the OTCQB Market from September 27, 2016 to April 21, 2017, the OTCQX market from April 22, 2017 until October 5, 2018 and on the OTCQB market from October 6, 2018 until April 18, 2022. Prior to September 27, 2016, our shares were quoted on the OTC Market under the trading symbol “ATVM”.

Our transfer agent is Pacific Stock Transfer, Inc., 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119

Holders of our Common Stock

As of September 30, 2022, there were 56 registered stockholders of our issued and outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of September 30, 2022.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	2,790,675	$0.71	—
Equity Compensation Plans Not Approved by Stockholders	1,926,501	$0.43	—
Total	2,917,176		—

ITEM 6. [RESERVED]

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2022, had an accumulated deficit of $24,221,067, a net loss for the period ended September 30, 2022 of $686,588 and net cash used in operating activities of $312,663. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the filing date of this annual report on Form 10-K.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We currently have sufficient funds to continue operating until the end of February 2023 , but will require significant additional cash resources to launch new development phases of existing products in its pipeline. Additional cash injections are expected from Panetta partners which is expected to enable the Company to continue our operations through at least March 2023, however in the event that we are unable to secure the necessary additional cash resources needed, we may need to slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

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

We recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. We record a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We have incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2022 and 2021.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and conversion of loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants:

	September 30, 2022	September 30, 2021
Stock options	2,790,675	3,648,675
Warrants	1,926,501	1,926,501
Convertible Notes	171,233,333	82,487,678
Total shares issuable upon exercise or conversion	175,950,509	88,062,854

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2022 and September 30, 2021:

September 30, 2022	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$7,544	$7,544

September 30, 2021	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$38,018	$38,018

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

Results of Operations for the years ended September 30, 2022 and 2021

Revenues

There were no revenues for the year ended September 30, 2022, and 2021 because we do not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the year ended September 30, 2022, decreased to an operating income of $141,088 from an operating loss of $247,814 for year ended September 30, 2021, a decrease of $388,902. The decrease is predominantly due to a $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company, offset by increased general and administrative expenses of $107,460 and increased research and development patent expenses of $28,638.

Other expense

During the year ended September 30, 2022, other expense increased to $827,676 from $628,184 for the year ended September 30, 2021. This is predominantly due to additional interest expense which includes accretion of debt discount of $425,086  offset by a gain on the adjustment of a derivative liability of $113,317, a decrease in foreign exchange loss of $332 and net savings of expenses in connection with the gain on troubled debt restructuring and modification and extinguishment of convertible promissory notes incurred in 2021 of $111,945.

Net Loss

Net loss for the year ended September 30, 2022 decreased to $686,588 from a net loss of $875,998 for the year ended September 30, 2021, a decrease of $189,410. This is predominantly due to $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations due to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company, offset by increased general and administrative expenses of $107,460 and increased research and development patent expenses of $28,638. There was additional interest expense which includes accretion of debt discount of $425,086  offset by a gain on the adjustment of a derivative liability of $113,317, a decrease in foreign exchange loss of $332 and net savings of expenses in connection with the gain on troubled debt restructuring and modification and extinguishment of convertible promissory notes incurred in 2021 of $111,945.

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

On November 18, 2021, the Company entered into an eleventh 12% Convertible Promissory Note with Panetta Partners Ltd. (the “Holder”) with a maturity date of December 31, 2023. The Holder provided the Company with $30,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.01 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the number of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

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

On July 7, 2022, the Company entered into the fifteenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $165,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.001 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2022	September 30, 2021	Change
Current assets	$85,276	$44,577	$40,699
Current liabilities	$1,681,906	$2,798,389	$(1,116,483)
Working capital deficiency	$(1,596,630)	$(2,753,812)	$1,157,182

We had a cash balance of $39,363 and $10,848 as of September 30, 2022 and September 30, 2021, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended September 30,	For the year ended September 30,	Increase/
	2022	2021	(Decrease)
Net cash used in operating activities	$(312,663)	$(293,393)	$19,270
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$341,178	$290,000	$(51,178)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $312,663 for the year ended September 30, 2022 compared to $293,393 for the year ended September 30, 2021. The net loss of $686,588 for the year ended September 30, 2022 was partially offset primarily by a gain on derivative liability of $113,317, gain on the settlement of accounts payable of $150,000 and a gain on the settlement of a related party payable of $375,000 adjusted for accretion of debt discount of $885, 085, interest expense of $55,904  and changes in operating assets and liabilities of $71,253.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $325,000, proceeds from a related party loan of $85,000 offset by payments for on a note payable of $68,882 for the year ended September 30, 2022 compared to proceeds from the issuance of convertible notes of $290,000 for the year ended September 30, 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of September 30, 2022 and 2021, and for the years ended September 30, 2022 and 2021 begins on page F-1 of this Annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of September 30, 2022, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2022 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2022 due to the existence of the following material weaknesses identified by management:

Lack of Accounting Resources

The Company had a lack of accounting resources resulting in inadequate monitoring controls and other oversight procedures. Our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions and disclosures lack of accounting resources, as well as the financial reporting of such transactions. There was an instance where the Company should have obtained shareholder approval to increase the number of authorized shares to a sufficient level prior to entering into certain transactions, which led to additional filing delays. Additionally, the accounting for the extinguishment of convertible loan notes was incorrectly accounted for due to a lack of technical expertise in this area.

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

Accordingly, management has determined that these control deficiencies constitute a material weakness. Management will begin implementing the Remediation Plan described herein and intends to continue working on it through the year ended September 30, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 15, 2022 and hold the positions set forth opposite their respective names.

Name	Age	Position
John Brancaccio	74	Director

Gary Jacob	75	Director

Willy Simon	72	Chairman

Keeren Shah	47	Finance Director

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

Rasna Therapeutics Inc., 420 Lexington Ave, Suite 2525, New York, NY 10170.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the total compensation paid to our executive officers for the year ended September 30, 2022 for services to our company.

Executive Compensation

	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
Keeren Shah	15,000	—	—

Grants of Plan-Based Awards During Fiscal Year

There were no grants of plan-based awards to our executive officers for the year ended September 30, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2022. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of September 30, 2022.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Keeren Shah	2,500	—	4.00	9/1/2026

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the year ended September 30, 2022 for services to our company.

Director Compensation

	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
John Brancaccio	25,000	—	25,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the ownership of our common stock as of February 7, 2022, by:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Executive Officers and Directors :
John Brancaccio	100,000	(2)	*
Gary Jacob	62,399	(2)	*
All executive officers and directors as a group (3 persons)	164,899	(3)	*
5% or Greater Stockholders:
Panetta Partners Ltd. (4)	658,036,668	(5)	85.26

*	less than 1%

(1)	Based on 711,811,360 shares of our common stock issued and outstanding as of January 26, 2023.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)	Includes 152,500 shares of common stock issuable upon exercise of vested stock options.
(4)	Gabriele Cerrone is a director of Panetta Partners Ltd. and in such capacity holds voting and dispositive power over our securities held by such entity.
(5)	Includes 529,000 shares of common stock issuable upon exercise of vested stock options held by Mr. Cerrone.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since October 1, 2021, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Eurema Consulting

Eurema Consulting S.r.l. is a significant shareholder of the Company. During the years ended September 30, 2022 and 2021, Eurema Consulting did not supply the Company with consulting services.

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

As of  September 30, 2022, and September 30, 2021, the balance due to Eurema Consulting S.r.l. was $0 and $200,000, respectively for past consultancy services.

Gabriele Cerrone

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of September 30, 2022, and September 30, 2021, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

In March 2020, the Company entered into a 12% Convertible Promissory Note with Gabriele Cerrone for $20,000 with an extended maturity date of December 31, 2023. In February 2021, Gabriele Cerrone assigned the Note to Panetta Partners Ltd. This note was converted in May 2022.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the years ended September 30, 2022 and 2021, Roberto Pellicciari did not provide the Company with consulting services.

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

As of September 30, 2022, and September 30, 2021, the balance due to Roberto Pellicciari was $0 and $175,000 respectively, for past consultancy services. As of September 30, 2022 and September 30, 2021, TES Pharma was owed $0 and $75,000 respectively.

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

As of September 30, 2022, and September 30, 2021, $20,321 and $11,446, respectively, was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of September 30, 2022, the amounts due to Tiziana under this loan facility were $86,400. The amount due to Tiziana under this agreement as of September 30, 2021 was $80,640

In July 2022, Tiziana extended another loan facility to Rasna of $85,000. The loan is repayable within 18 months and is incurring an interest charge of 16% per annum. As of September 30, 2022, the amounts due to Tiziana under this loan facility were $91,967.

Panetta Partners

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. Until May 2022, the Company had entered into numerous 12% Convertible Promissory Notes with Panetta Partners for a total of $361,000. The amount due for these notes upon conversion in May 2022 with respect to the principal and accrued interest was $494,383.

In July 2022, the Company entered into a promissory note with Panetta Partners Ltd for $165,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2024. As at September 30, 2022, $171,233 was due with respect to notes issued. As at September 30, 2021, $276,303 was due with respect to notes issued.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth are the aggregate fees billed to the Company by Marcum LLP, the Company’s former independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Years ended September 30,
	2022	2021
Audit fees	$15,450	$122,785
Audit - related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$15,420	$122,785

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2022 or 2021.

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

Set forth are the aggregate fees billed to the Company by Mazars USA LLP, the Company’s current independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Years ended September 30,
	2022	2021
Audit fees	$172,000	$—
Audit - related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$172,000	$—

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

Date: February 9, 2023	RASNA THERAPEUTICS, INC.

	By:	/s/ Willy Simon
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

Signature	Title(s)	Date

/s/ Willy Simon	Chairman	February 9, 2023
Willy Simon	(Principal Executive Officer)

/s/ Keeren Shah	Finance Director	February 9, 2023
Keeren Shah	(Principal Accounting and Financial Officer)

/s/ John Brancaccio	Director	February 9, 2023
John Brancaccio

/s/ Gary Jacob	Director	February 9, 2023
Gary Jacob

RASNA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rasna Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rasna Therapeutics, Inc. (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and an accumulated deficit, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Modifications and Extinguishment of Debt

During the fiscal year ended September 30, 2022, the Company modified several convertible notes. Management determined whether to account for these modifications as a debt modification or debt extinguishment. Management followed the guidance of Accounts Standards Codification (“ASC”) 470-50, Debt Modifications and Extinguishments, ASC 815-15, Derivatives and Hedging. Per the guidance, management determined if the amended terms are substantially different, defined as the present value of the remaining cash flows after amendment differ by at least 10% of those prior to the amendment.

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

/s/ Mazars USA LLP

Fort Washington, PA

February 9, 2023

RASNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2022	2021
ASSETS
Current assets:
Cash	$39,363	$10,848
Prepayments and other receivables	45,913	33,729
Total current assets	$85,276	$44,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,351,320	$1,516,001
Related party payables	195,322	561,446
Loan payable - related party	86,400	80,640
Note payable	20,420	-
Derivative liabilities	7,544	38,018
Convertible notes payable, net - related party	20,900	230,287
Convertible notes payable, net	-	371,997
Total Current liabilities	1,681,906	2,798,389

Loan payable - related party	91,967	-

Total Liabilities	1,773,873	2,798,389

Commitments and contingencies (Note 12)	—	—

Shareholders’ deficit
Preferred stock, $0.001 par value 20,000,000 shares authorized	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 179,979,361 issued and outstanding at September 30, 2022; 68,908,003 issued and outstanding at September 30, 2021	179,979	68,909
Additional paid-in capital	22,352,491	20,711,758
Accumulated deficit	(24,221,067)	(23,534,479)
Total shareholders’ deficit	(1,688,597)	(2,753,812)
Total liabilities and shareholders’ deficit	$85,276	$44,577

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2022	2021
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating (income)/ expenses:
General and administrative	300,070	192,610
Research and development	83,842	55,204
Gain on settlement of accounts payable	(150,000)	—
Gain on settlement of related party payable	(375,000)	—
Total operating (income)/ expenses	(141,088)	247,814

Income/(Loss) from operations	141,088	(247,814)

Other income/(expense):
Expenses in connection with modification and extinguishment of convertible promissory notes	-	(123,718)
Interest expense	(940,993)	(515,907)
Gain on derivative liability	113,317	—
Gain on troubled debt restructuring	-	11,773
Foreign currency transaction loss	-	(332)
Total other expense	(827,676)	(628,184)

Net loss	$(686,588)	$(875,998)

Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	111,425,950	68,908,003

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2022, AND 2021

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2020	68,908,003	$68,909	$19,914,884	$(22,658,481)	$(2,674,688)

Share based compensation	—	—	42,673	—	42,673
Net loss	—	—	—	(875,998)	(875,998)
Fees relating to debt issuance	—	—	123,718	—	123,718
Beneficial conversion feature related to convertible notes	—	—	630,483	—	630,483)
Balance at September 30, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)

Beneficial conversion feature related to convertible notes	—	—	753,156	—	753,156
Issuance of stock – conversion of notes	111,071,358	111,070	887,577	—	998,647
Net loss	—	—	—	(686,588)	(686,588)
Balance at September 30, 2022	179,979,361	$179,979	$22,352,491	$(24,221,067)	$(1,688,597)

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(686,588)	$(875,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	—	42,673
Fee for convertible loan note to be settled in equity	—	123,718
Depreciation	—	314
Non-cash interest expense	55,904	5,760
Accretion of debt discount	885,085	545,594
Gain on derivative liability	(113,317)	—
Gain on settlement of accounts payable	(150,000)	—
Gain on settlement of related party payable	(375,000)	—
Gain on troubled debt restructuring	—	(11,773)
Changes in operating assets and liabilities:
Prepayments and other receivables	77,058	(16,088)
Related party receivable	—	748
Accounts payable and accrued expenses	(14,681)	(119,787)
Related party payables	8,876	11,446
Net cash used in operating activities	(312,663)	(293,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes – related party	325,000	290,000
Proceeds from issuance of loan payable – related party	85,000	—
Payments on note payable	(68,822)
Net cash provided by financing activities	341,178	290,000

Net increase/ (decrease) in cash	28,515	(3,393)
Cash at beginning of year	10,848	14,241
Cash at end of year	$39,363	$10,848

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Costs in connection with extinguishments of promissory notes	$—	$123,718
Derivative liabilities in connection with issuance and extension of convertible notes.	$82,845	$38,018
Beneficial conversion feature related to issuance and extension of convertible notes	$753,156	$630,483
Conversion of Notes into Common stock	$998,647	$—
Issuance of note payable relating to renewal of insurance policy	$89,242	$—

The accompanying notes are an integral part of these consolidated financial statements.

RASNA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

Rasna Therapeutics, Inc. ( “Rasna Inc.” or the “Company”), is a biotechnology company incorporated in the State of Delaware on March 28, 2016. The Company is engaged in modulating the molecular target LSD1, which is implicated in the disease progression of leukemia and lymphoma.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the carrying amount of intangible assets, the fair values of stock based awards, the modification and extinguishment of debt, derivatives and valuations associated with derivatives, income taxes and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of of September 30, 2022 and September 30, 2021:

September 30, 2022	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$7,544	$7,544

September 30, 2021	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$38,018	$38,018

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and the conversion of notes and associated fees, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2022	2021
Stock options	2,790,675	3,648,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	171,233,333	82,487,678
Total shares issuable upon exercise or conversion	175,950,509	88,062,854

The following is the computation of net loss per share for the following periods:

	For the Year Ended September 30,	For the Year Ended September 30,
	2022	2021
Net loss	$(686,588)	$(875,998)
Weighted average number of shares	111,425,950	68,908,003
Net loss per share (basic and diluted)	$(0.01)	$(0.01)

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2022, had an accumulated deficit of $24,221,067, a net loss for the period ended September 30, 2022 of $686,588 and net cash used in operating activities of $312,663.

The Company expects to continue to incur net losses and have significant cash outflows for at least the next 12 months and will require significant additional cash resources to develop existing products in its pipeline. In the event that the Company is unable to secure the necessary additional cash resources needed, the Company will continue to halt and slow current development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following years :

	September 30,
	2022	2021
Accounts payable	$822,127	$900,045
Accrued expenses	529,193	615,956
	$1,351,320	$1,516,001

Accounts payable is predominantly made up of unpaid invoices relating to research and development, legal and professional fees. Included within the accrued expenses balance of $529,193 at September 30, 2022 is approximately $98,000 of research and development fees, $334,000 for directors fees, and $97,000 for consultancy fees. Included within the accrued expenses balance of $615,956 at September 30, 2021 is approximately $27,000 of accounting and professional fees, $208,000 of research and development fees, $309,000 for directors fees, and $72,000 for consultancy fees.

During the year to September 30, 2022, there was also a $150,000 gain on the settlement of an accounts payable.

5. WARRANTS

The Company had issued warrants to placement agents in lieu of fees for consultancy services and placement agent fees. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that all the warrants issued are classified as equity in additional paid in-capital.

The following table summarizes warrant activity for the years ended September 30, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2020	1,926,501	0.43	5.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2021	1,926,501	0.43	4.86	$—

Warrants exercisable at September 30, 2021	1,926,501	0.43	4.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2022	1,926,501	0.43	3.86	$—

Warrants exercisable at September 30, 2022	1,926,501	0.43	3.86	$—

6. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of September 30, 2022 and 2021 :

Balance of convertible notes payable, net as of September 30, 2021	$371,997
Accrued Interest	9,150
Accretion of debt discount	358,118
Beneficial conversion feature related to issuance and extension of convertible notes	(206,799)
Derivative liabilities in connection with issuance and extension of convertible notes	(28,016)
Conversion of convertible notes	(504,450)
Balance of convertible notes payable, net as of September 30, 2022	$—

Balance of convertible notes payable - related party, net as of September 30, 2021	$230,287
Issuance of debt	325,000
Accrued Interest	34,029
Accretion of debt discount	526,967
Beneficial conversion feature related to issuance and extension of convertible notes	(546,357)
Derivative liabilities in connection with issuance and extension of convertible notes	(54,829)
Conversion of convertible notes	(494,197)
Balance of convertible notes payable - related party, net as of September 30, 2022	$20,900

Balance of non-related notes payable, net as of September 30, 2020	$357,196
Issuance of debt	100,000
Accretion of debt discount	319,075
Derivative liabilities in connection with issuance of convertible notes	(22,088)
Gain on troubled debt restructuring	(11,773)
Beneficial conversion feature related to issuance of convertible notes	(370,413)
Balance of non-related notes payable, net as of September 30, 2021	$371,997

Balance of related notes payable, net as of September 30, 2020	$89,768
Principal value of Related Party Notes	190,000
Accretion of debt discount	226,519
Derivative liabilities in connection with issuance of convertible notes	(15,930)
Beneficial conversion feature related to issuance of convertible notes	(260,070)
Balance of related notes payable, net as of September 30, 2021	$230,287

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

On July 7, 2022, the Company entered into the fifteenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $165,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.001 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

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

On May 13, 2022, all outstanding notes to that date, with a principal value of $828,500 and accrued interest of $170,147 were converted into 111,071,358 ordinary shares with a par value of $0.01.

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. At September 30, 2022, the Company recognized $7,544 due to the issuance of the convertible notes. Additionally, the Company recognized a gain of $113,317 for the year ended September 30, 2022, relating to the issuance and extension of convertible notes and the release of the derivative liability due to the conversion of the notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the beneficial conversion feature exceeds the face value, the recorded beneficial conversion feature was limited to the gross proceeds less any debt discounts. Upon conversion of all the notes issued prior to May 2022, the beneficial conversion feature of $596,481 was fully amortized. At September 30, 2022, the beneficial conversion feature amounted to $156,677 for the new notes issued in July 2022.

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

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the years ended September 30, 2022 and 2021.

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

The following table summarizes stock option activity for the years ended September 30, 2022 and September 30, 2021:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2020	3,648,675	0.59	5.28	$—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	—	—	—	—

Outstanding balance at September 30, 2021	3,648,675	0.59	4.28	$—

Options exercisable at September 30, 2021	3,648,675	0.59	4.28	—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(858,000)	(0.19)	(1.32)	—

Outstanding balance at September 30, 2022	2,790,675	0.71	3.89	$—

Options exercisable at September 30, 2022	2,790,675	0.71	3.89	$—

There were no options exercised during the years ended September 30, 2022 and September 30, 2021. As of September 30, 2022, there was no unrecognized compensation cost related to stock options.

The charges related to share-based compensation to directors, officers and employees are included within the general and administrative expense category in the statement of operations. For the years ended September 30, 2022 and September 30, 2021, the charges were $0 and $42,673 respectively.

8. NOTE PAYABLE

On May 15, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $89,242. Under the terms of the agreement, the Company made a down payment of $10,210, with the remaining balance financed over the remaining term at an annual percentage rate of 7.328%. Beginning in May 2022, the Company is making 8 monthly payments of $10,210, with the last payment expected to be made in December 2022. At September 30, 2022, the outstanding balance on the note payable was $20,420. The interest expense for the year ending September 30, 2022, was $2,464.

9. INCOME TAXES

The components of loss before income taxes consisted of the following:

	Year Ended September 30,	Year Ended September 30,
	2022	2021
US	$(686,588)	$(875,998)
Foreign	—	—
Total	$(686,588)	$(875,998)

Income tax expenses attributable to income for continuing operations consists of:

	Year Ended September 30,	Year Ended September 30,
	2022	2021
Federal:
Current	—	—
Deferred	$51,204	$(208,837)

Foreign:
Current	—	—
Deferred	—	—

State and local:
Current	—	—
Deferred	(68,071)	(78,662)

Change in valuation allowance	16,866	287,499

Income tax (benefit)/expense	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

	September 30,
	2022	2021
Deferred tax assets:
Accrued Compensation	$96,609	$89,385
Stock Compensation	403,180	441,240
Net operating losses	2,685,910	2,453,820
Intangible assets	39,441	-
R&D Credit carryforward	88,715	268,715
Fixed assets	10	136
Total gross deferred tax asset	3,313,865	3,253,296

Less: valuation allowance	(3,313,865)	(3,297,288)

Net deferred tax asset	—	(43,992)

Deferred tax liabilities:
Intangible assets	—	43,992
Fixed assets	—	—
Total Deferred tax liabilities	—	43,992

Net Deferred Income Tax	$—	$—

At September 30, 2022 the Company had net operating loss carryforwards of approximately $9.3M for federal tax purposes.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the full amount of the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $3.4 million against the deferred tax asset that is not expected to be realized for the periods ending September 30, 2022 and approximately $3.3 million for the period ended September 30, 2021.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended September 30, 2022 and September 30, 2021.

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

	Year ended September 30,	Year ended September 30,
	2022	2021
Federal statutory rate	21.00%	21.00%
Permanent items	3.76%	(0.01)%
State taxes	7.83%	7.09%
Increase in valuation allowance	(2.46)%	(32.82)%
Stock Compensation	(4.03)%	-
R&D Credit	(26.22)%	6.85%
Other	0.12%	(2.11)%
Effective income tax rate	0.00%	0.00%

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of September 30, 2022, open years related to the federal jurisdiction are fiscal years ending 2021, 2020, 2019 and 2018.

The Company has no open tax audits for the returns that were filed, with any tax authority as of September 30, 2022. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

10. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the years ended September 30, 2022 and 2021.

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

As of September 30, 2022, and September 30, 2021, the balance due to Eurema Consulting S.r.l. was $0 and $200,000, respectively for past consultancy services.

Gabriele Cerrone/Panetta Partners

Gabriele Cerrone is the majority shareholder of Panetta Partners, one of the Company’s principal shareholders. As of September 30, 2022, and September 30, 2021, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

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

In July 2022, the Company entered into a promissory note with Panetta Partners Ltd for $165,000. The note carries an interest rate of 16% with a conversion price of $0.001 and was due for repayment by December 31, 2024. The note was converted into stock in January 2023 (see note 13). As at September 30, 2022, $171,233 was due with respect to notes issued. As at September 30, 2021 $276,303 was due with respect to notes issued to Panetta Partners.

In December 2022, the Company entered into an additional promissory note with Panetta Partners Ltd for $30,000, which was converted into stock in January 2023 (see note 13).

In January 2023, the Company issued additional shares of common stock to Panetta Partners Limited as consideration for their continued financial support to the Company (see note 13).

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the years ended September 30, 2022 and September 30, 2021, Roberto Pellicciari did not supply the Company with consulting services.

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

As of September 30, 2022, and September 30, 2021, the balance due to Roberto Pellicciari was $0 and $175,000 respectively, for past consultancy services. As of September 30, 2022 and September 30, 2021, TES Pharma was owed $0 and $75,000 respectively.

Tiziana Life Sciences (“Tiziana”)

The Company is party to a Shared Services Agreement with Tiziana, whereby the Company is charged for shared services and rent. Tiziana had previously agreed to waive all charges for shared services from October 2018 onwards, until further notice since the amounts due for such services are de minimis. Notice was given and recharges from October 1, 2020 were resumed. Keeren Shah, the Company’s Chief Financial Officer, is also Chief Financial Officer of Tiziana, and the Company’s directors, Willy Simon and John Brancaccio are also non-executive directors of Tiziana.

As of September 30, 2022, and September 30, 2021, $20,321 and $11,446, respectively, was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of September 30, 2022, the amounts due to Tiziana under this loan facility were $86,400. The amount due to Tiziana under this agreement as of September 30, 2021 was $80,640

In July 2022, Tiziana extended another loan facility to Rasna of $85,000. The loan is repayable within 18 months and is incurring an interest charge of 16% per annum. As of September 30, 2022, the amounts due to Tiziana under this loan facility were $91,967.

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

In July 2022, the Company entered into a promissory note with Panetta Partners Ltd for $165,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2024. As at September 30, 2022, $171,233 was due with respect to notes issued. As at September 30, 2021 $276,303 was due with respect to notes issued.

Apart from the Convertible Promissory Notes, there is no interest charged on the balances with related parties. There are no defined repayment terms, and such amounts can be called for payment at any time.

11. COMMITMENTS AND CONTINGENCIES

Consultancy Agreements

On October 1, 2020 the Company entered into a consultancy agreement with Keeren Shah in which she agreed to serve as Chief Financial Officer for a fee of $15,000 per year. During the year to September 30, 2022, the Company incurred approximately $15,000 of consultancy expenses related to this agreement. The agreement is renewed on a 12 month basis from the effective date.

Shared Services Agreement

The Company has entered into a shared services agreement with Tiziana Life Sciences. Under the terms of this agreement, the Company will be charged for shared administrative services including payroll and rent for the London premises, on a monthly basis based on allocated costs incurred. This agreement is effective from January 1, 2017. As at September 30, 2022, $20,321 is due to Tiziana Life Sciences. The agreement is renewable every 3 months and can be cancelled by either party giving notice within 45 days of the current term expiration date.

12. COMMON SHARES AUTHORIZED

Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 200,000,000 shares of our common stock, of which 179,979,361 shares were outstanding as of September 30, 2022. In addition, as of September 30, 2022, we had outstanding stock options allowing for the purchase of as many as approximately 1.8 million shares of common stock, we had outstanding warrants to purchase 1.9 million shares of common stock and convertible notes that, if converted, would result in the issuance of 171.2 million shares of common stock. If all of our outstanding stock options and warrants were exercised and notes were converted, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, we did have  insufficient shares of common stock available to issue in connection with the exercise of our outstanding stock options and warrants, convertible notes or any future equity financing transaction we may seek to undertake. Accordingly, we sought and received the approval by stockholders of an increase in the number of our authorized shares of common stock and  on December 16, 2022, filed a Certificate of Amendment to our Articles of Incorporation in Nevada, increasing the authorized shares to 620,000,000 consisting of 600,000,000 shares of common stock and 20,000,000 shares of preferred stock

After stockholder approval, a further amendment was filed on January 23, 2023  to increase the authorized shares to 1,500,000,000 shares.

13. SUBSEQUENT EVENTS

In December 2022, the Company entered into a promissory note with Panetta Partners Ltd for $30,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2024. This note, along with the note issued in July 2022 for $165,000, was converted on January 23, 2023, resulting in the issuance of 209,773,333 shares of common stock to Panetta Partners.

On January 24, 2023, the Company issued 382,058,666 shares of common stock to Panetta Partners Limited as additional consideration for their continued financial support to the Company.