Form 10-Q
period 2022-12-31
Rasna Therapeutics Inc.
filed 2023-03-02
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 771,811,360 shares of common stock were issued and outstanding as of March 2, 2023.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash	$47,553	$39,363
Prepaid expenses	13,023	45,913
Total assets	$60,576	$85,276

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,437,273	$1,351,320
Related party payables	197,900	195,322
Loan payable and accrued interest, related party	87,840	86,400
Note payable	—	20,420
Convertible notes payable, net - related party	43,940	20,900
Derivative liabilities	7,888	7,544
Total Current Liabilities	1,774,841	1,681,906

Loan payable - related party – Long term liabilities	95,376	91,967

Total Liabilities	1,870,217	1,773,873

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized and 179,979,361 shares issued and outstanding at December 31, 2022 and 200,000,000 shares authorized and 179,979,361 shares issued and outstanding at September 30, 2022	179,979	179,979
Additional paid-in capital	22,381,291	22,352,491
Accumulated deficit	(24,370,911)	(24,221,067)
Total shareholders’ deficit	(1,809,641)	(1,688,597)
Total liabilities and shareholders’ deficit	$60,576	$85,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2022	2021

Operating expenses:
General and administrative	$104,856	$72,656
Research and development	17,956	9,135
Total operating expenses	122,812	81,791

Loss from operations	(122,812)	(81,791)

Other income/(expense):
Accretion of debt discount	(16,186)	(203,399)
Interest expense	(11,702)	(18,296)
Gain on derivative liability	856	28,855
Total other expense	(27,032)	(192,840)

Income tax provision	—	—

Net loss	$(149,844)	$(274,631)

Basic and diluted net loss per share attributable to common shareholders	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	179,979,361	68,908,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2022	179,979,361	$179,979	$22,352,491	$(24,221,067)	$(1,688,597)

Beneficial conversion feature related to convertible notes	—	—	28,800	—	28,800
Net loss	—	—	—	(149,844)	(149,844)

Balance at December 31, 2022	179,979,361	$179,979	$22,381,291	$(24,370,911)	$(1,809,641)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)

Beneficial conversion feature related to convertible notes	—	—	524,480	—	524,480
Net loss	—	—	—	(274,631)	(274,631)

Balance at December 31, 2021	68,908,003	$68,909	$21,236,238	$(23,809,110)	$(2,503,963)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,844)	$(274,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	11,703	18,296
Accretion of debt discount	16,186	203,399
Derivative liability	(856)	(28,855)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	85,953	(27,012)
Related party payable	2,578	12,681
Prepaid expenses	32,890	21,338
Net cash used in operating activities	(1,390)	(74,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	30,000	85,000
Payments on note payable	(20,420)	—
	9,580	85,000

Net change in cash	8,190	10,216

Cash, beginning of period	39,363	10,848

Cash, end of period	$47,553	$21,064
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance and extension of convertible notes.	$1,200	$71,520
Beneficial conversion feature related to issuance and extension of convertible notes	$28,800	$524,480

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

2. ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the Fiscal year ended September 30, 2022.

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the “SEC”) and United States generally accepted accounting principles (“US GAAP”) for interim reporting. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended September 30, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2023. The accompanying unaudited condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The results of the operations for the three months ended December 31, 2022 may not be indicative of the results that may be expected for the year ending September 30, 2023.

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

	December 31, 2022	December 31, 2021
Stock options	990,675	3,648,675
Warrants	1,926,501	1,926,501
Convertible notes and associated fees	208,086,667	92,744,106
Total shares issuable upon exercise or conversion	211,003,843	98,319,282

Recent Accounting Pronouncements

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities and as of December 31, 2022, had an accumulated deficit of $24,370,911, a net loss for the three months ended December 31, 2022 of $149,844 and net cash used in operating activities of $1,390.

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

4. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of December 31, 2022 and December 31, 2021:

Balance of related party notes payable, net as of September 30, 2022	$20,900
Issuance of debt	30,000
Accrued Interest	6,854
Accretion of debt discount	16,186
Beneficial conversion feature related to issuance of convertible notes	(28,800)
Derivative liabilities in connection with issuance of convertible notes	(1,200)
Balance of related notes payable, net as of December 31, 2022	$43,940

Balance of non-related notes payable, net as of September 30, 2021	$356,702
Principal value of Related Party Notes	100,000
Accrued Interest	32,194
Balance of non-related notes payable, net as of December 31, 2021	$488,896

Balance of related notes payable, net as of September 30, 2021	$90,262
Principal value of Related Party Notes	190,000
Accrued Interest	17,696
Beneficial conversion feature related to issuance of convertible notes	(81,818)
Balance of related notes payable, net as of December 31, 2021	$216,140

On December 23, 2022, the Company entered into a 16% Convertible Promissory Note with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $30,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.001 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. During the three months to December 31, 2022, the Company recognized an additional $1,200 due to the issuance of the convertible notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the beneficial conversion feature exceeds the face value, the recorded beneficial conversion feature was limited to the gross proceeds less any debt discounts. As at December 31, 2022 this amounted to $28,800 for the new notes issued. As at December 31, 2021 the beneficial conversion feature amounted to $524,480 for the amended and new notes issued.

5. NOTE PAYABLE

On May 15, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $89,242. Under the terms of the agreement, the Company made a down payment of $10,210, with the remaining balance financed over the remaining term at an annual percentage rate of 7.328%. Beginning in May 2022, the Company is making 8 monthly payments of $10,210, with the last payment made in December 2022. At December 31, 2022, the note was fully paid. The interest expense for the three months ending December 31, 2022 was $186.

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

As of December 31, 2022 and September 30, 2022, $16,774 and $20,321 respectively was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of December 31, 2022, the amounts due to Tiziana under this loan facility were $87,840. The amount due to Tiziana under this agreement as of September 30, 2022 was $86,400.

In July 2022, Tiziana extended another loan facility to Rasna of $85,000. The loan is repayable within 18 months and is incurring an interest charge of 16% per annum. As of December 31, 2022, the amounts due to Tiziana under this loan facility were $95,376. The amount due to Tiziana under this agreement as of September 30, 2022 was $91,967.

Panetta Partners/ Gabriele Cerrone

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. As of December 31, 2022, and September 30, 2022, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

In July 2022, the Company entered into a promissory note with Panetta Partners Ltd for $165,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2024. As at December 31, 2022, $177,980 was due with respect to notes issued. As at September 30, 2022 $171,233 was due with respect to notes issued.

In December 2022, the Company entered into an additional promissory note with Panetta Partners Ltd for $30,000 under the same terms. As at December 31, 2022, $30,107 was due with respect to this note issued.

Apart from the Convertible Promissory Notes, there is no interest charged on the balances with related parties. There are no defined repayment terms, and such amounts can be called for payment at any time.

7. SUBSEQUENT EVENTS

In January 2023, after receiving approval by stockholders we filed a Certificate of Amendment to our Articles of Incorporation in Nevada, increasing the authorized shares to 1,520,000,000 consisting of 1,500,000,000 shares of common stock and 20,000,000 shares of preferred stock.

In January 23, 2023, the outstanding notes with Panetta Partner loans were converted resulting in the issuance of 209,773,333 shares of common stock to Panetta Partners.

On January 24, 2023, the Company issued 382,058,666 shares of common stock to Panetta Partners Limited as additional consideration for their continued financial support to the Company at $0.001 per share.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at December 31, 2022, had a working capital deficit of $1,714,265.

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

Results of Operations for the Three months ended December 31, 2022 and 2021

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)

Operating (income)/expenses:
General and administrative	$104,856	$72,656
Research and development	17,956	9,135
Total operating (income)/ expenses	122,812	81,791

Income/ (loss) from operations	(122,812)	(81,791)

Other expense:
Accretion of debt discount	(16,186)	(203,399)
Interest expense	(11,702)	(18,296)
Gain on derivative liability	856	28,855

Other expense	(27,032)	(192,840)

Net loss	$(149,844)	$(274,631)

Revenues

There were no revenues for the three months ended December 31, 2022, and 2021 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended December 31, 2022 increased to $122,812 from of $81,791 for the three months ended December 31, 2021, an increase of $41,021.

Other expense

During the three months ended December 31, 2022, other expense decreased to $27,032 from $192,840 for the three months ended December 31, 2021. This decrease is predominantly due to less accretion of debt discount charges and less gain on the adjustment of a derivative liability incurred in the three months ended December 31, 2022 as most notes had been converted.

Net loss

Net loss for the three months ended December 31, 2022 decreased to $149,844 from a net loss of $274,631 for the three months ended December 31, 2021, a change of $124,787. This is predominantly due to less accretion of debt discount charges and less gain on the adjustment of a derivative liability incurred in the three months ended December 31, 2022 as most notes had been converted.

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

 On December 23, 2022, the Company entered into a 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $30,000 in cash under the same terms as the fifteenth note.

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	December 31, 2022 (Unaudited)	September 30, 2022 (unaudited)	Change

Current assets	$60,576	$85,276	$(24,700)
Current liabilities	1,774,841	1,681,906	92,935
Working capital deficit	$(1,714,265)	$(1,596,630)	$(117,635)

We had a cash balance of $47,553 and $39,363 on December 31, 2022, and September 30, 2022, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended December 31,
	2022	2021	Increase/ (Decrease)
Net cash used in operating activities	$(1,390)	$(74,784)	$73,394
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$9,580	$85,000	$(75,420)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $1,390 for the three months ended December 31, 2022 compared to $74,784 for the three months ended December 31, 2021. The net loss of $149,844 for the three months ended December 31, 2022 was partially offset primarily by a gain on derivative liability of $856, adjusted for accretion of debt discount of $16,186, interest expense of $11,703 and changes in operating assets and liabilities of $121,421.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $30,000 offset by payments for on a note payable of $20,420 for the three months ended December 31, 2022 compared to proceeds from the issuance of convertible notes of $85,000 for the three months ended December 31, 2021.

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

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rasna Therapeutics, Inc.

March 2, 2023	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)