Form 10-Q
period 2023-03-31
Rasna Therapeutics Inc.
filed 2023-05-15
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Telephone: (646) 396-4087

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 771,811,360 shares of common stock were issued and outstanding as of May 15, 2023.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash	$2,221	$39,363
Prepaid expenses	50,077	45,913
Total assets	$52,298	$85,276

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,465,252	$1,351,320
Related party payables	236,918	195,322
Loan payable and accrued interest, related party	188,018	86,400
Note payable	32,385	20,420
Convertible notes payable, net - related party	—	20,900
Derivative liabilities	—	7,544
Total Current Liabilities	1,922,573	1,681,906

Loan payable - related party – Long term liabilities	—	91,967

Total Liabilities	1,922,573	1,773,873

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 1,500,000,000 shares authorized and 711,811,360 issued and outstanding at March 31, 2023; 600,000,000 shares authorized and 179,979,361 issued and outstanding at September 30, 2022	771,811	179,979
Additional paid-in capital	25,858,025	22,352,491
Accumulated deficit	(28,500,111)	(24,221,067)
Total shareholders’ deficit	(1,870,275)	(1,688,597)
Total liabilities and shareholders’ deficit	$52,298	$85,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022

Operating (income)/ expenses:
General and administrative	$93,955	$126,041	$198,811	$198,697
Research and development	13,704	17,224	31,660	26,359
Common stock issued for services (see Note 6)	3,858,793	—	3,858,793	—
Gain on settlement of accounts payable	—	(150,000)	—	(150,000)
Gain on settlement of related party payable	—	(375,000)	—	(375,000)
Total operating expenses	3,966,452	(381,735)	4,089,264	(299,944)

Loss from operations	(3,966,452)	381,735	(4,089,264)	299,944

Other income/(expense):
Accretion of debt discount	(164,147)	(77,153)	(180,333)	(280,553)
Interest expense	(6,489)	(20,706)	(18,191)	(39,001)
Gain on derivative liability	7,888	10,114	8,744	38,969
Total other expenses	(162,748)	(87,745)	(189,780)	(280,585)

Income tax provision	—	—	—	—

Net (loss)/ income	$(4,129,200)	$293,990	$(4,279,044)	$19,359

Basic and net(loss)/ income per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00
Diluted net (loss)/ income per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00

Basic weighted average common shares outstanding	588,518,916	68,908,003	384,249,138	68,908,003
Diluted weighted average common shares outstanding	588,518,916	170,038,369	384,249,138	163,241,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	179,979,361	$179,979	$22,381,291	$(24,370,911)	$(1,809,641)

Issuance of stock for the conversion of promissory notes	209,773,333	209,773	—	—	209,773
Common stock issued for services	382,058,666	382,059	3,476,734	—	3,858,793
Net loss	—	—	—	(4,129,200)	(4,129,200)

Balance at March 31, 2023	771,811,360	$771,811	$25,858,025	$(28,500,111)	$(1,870,275)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	68,908,003	$68,909	$21,236,238	$(23,809,110)	$(2,503,963)

Beneficial conversion feature related to convertible notes	—	—	72,000	—	72,000
Net income	—	—	—	293,990	293,990

Balance at March 31, 2022	68,908,003	$68,909	$21,308,238	$(23,515,120)	$(2,137,973)

	Six Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2022	179,979,361	$179,979	$22,352,491	$(24,221,067)	$(1,688,597)

Issuance of stock for the conversion of promissory notes	209,773,333	209,773	—	—	209,773
Common stock issued for services	382,058,666	382,059	3,476,734	—	3,858,793
Beneficial conversion feature related to convertible notes	—	—	28,800	—	28,800
Net loss	—	—	—	(4,279,044)	(4,279,044)

Balance at March 31, 2023	771,811,360	$771,811	$25,858,025	$(28,500,111)	$(1,870,275)

	Six Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)

Beneficial conversion feature related to convertible notes	—	—	596,480	—	596,480
Net income	—	—	—	19,359	19,359

Balance at March 31, 2022	68,908,003	$68,909	$21,308,238	$(23,515,120)	$(2,137,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income	$(4,279,044)	$19,359
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	18,191	39,002
Accretion of debt discount	180,333	280,553
Derivative liability	(8,744)	(38,969)
Common stock issued for services	3,858,793	—
Gain on settlement of accounts payable	—	(150,000)
Gain on settlement of related party payable	—	(375,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	113,932	41,801
Related party payable	41,596	14,376
Prepaid expenses	49,786	26,108
Net cash used in operating activities	(25,157)	(142,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	30,000	160,000
Payments on note payable	(41,985)	—
Net cash (used in)/ provided by operating activities	(11,985)	160,000

Net change in cash	(37,142)	17,230

Cash, beginning of period	39,363	10,848

Cash, end of period	$2,221	$28,078
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance and extension of convertible notes.	$1,200	$74,520
Beneficial conversion feature related to issuance and extension of convertible notes	$28,800	$596,481
Issuance of common stock for conversions of promissory notes	$209,773	$—
Issuance of note payable relating to renewal of insurance policy	$53,950	$—

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

The results of the operations for the three and six months ended March 31, 2023 may not be indicative of the results that may be expected for the year ending September 30, 2023.

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

	Three months March 31, 2022	Six months March 31, 2022
Net Income, numerator, basic computation	293,990	19,359
Interest expense	19,266	36,122
Net Income, numerator, diluted computation	313,256	55,481

Weighted average shares, denominator, basic computation	68,908,003	68,908,003
Effect of convertible notes	101,130,366	94,333,108
Weighted average shares, denominator, diluted computation	170,038,369	163,241,111

Earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The shares issuable on the exercise of options and warrants have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive.

	March 31, 2023	March 31, 2022
Stock options	938,675	3,648,675
Warrants	1,926,501	1,926,501
Total shares issuable upon exercise or conversion	2,865,176	5,575,176

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities and as of March 31, 2023, had an accumulated deficit of $28,500,111, a net loss for the six months ended March 31, 2023 of $4,279,044 and net cash used in operating activities of $25,157.

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

4. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of March 31, 2023 and March 31, 2022:

Balance of related party notes payable, net as of September 30, 2022	$20,900
Issuance of debt	30,000
Accrued interest	8,540
Accretion of debt discount	180,333
Beneficial conversion feature related to issuance of convertible notes	(28,800)
Derivative liabilities in connection with issuance of convertible notes	(1,200)
Conversion of convertible notes	(209,773)
Balance of related notes payable, net as of March 31, 2023	$-

Balance of non-related notes payable, net as of September 30, 2021	$371,997
Accrued Interest	14,847
Accretion of debt discount	152,090
Beneficial conversion feature related to issuance of convertible notes	(206,801)
Derivative liabilities in connection with issuance of convertible notes	(28,200)
Balance of non-related notes payable, net as of March 31, 2022	$303,933

Balance of related notes payable, net as of September 30, 2021	$230,287
Issuance of debt	160,000
Accrued Interest	21,275
Accretion of debt discount	128,463
Beneficial conversion feature related to issuance of convertible notes	(389,680)
Derivative liabilities in connection with issuance of convertible notes	(46,320)
Balance of related notes payable, net as of March 31, 2022	$104,025

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

On January 23, 2023, all outstanding notes with a principal value of $195,000 and accrued interest of $14,773 were converted into 209,773,333 shares with a par value of $0.001.

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. During the three and six months ended March 31, 2023, the Company recognized an additional derivative liability of $1,200 due to the issuance of the convertible notes. During the three and six months ended March 31, 2023, the Company recognized a gain on derivative liability of $7,888 and $8,744 due to the conversion of outstanding notes. During the three and six months to March 31, 2022, the Company recognized an additional $3,000 and $71,520 respectively due to the extension and issuance of the convertible notes. During the three and six month period ended March 31, 2022, the Company recognized a gain of $10,114 and $38,969 relating to the issuance and extension of convertible notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the beneficial conversion feature exceeds the face value, the recorded beneficial conversion feature was limited to the gross proceeds less any debt discounts. As at March 31, 2023 this amounted to $28,800 for the new notes issued, which was fully amortized upon conversion of the notes. As at March 31, 2022 the beneficial conversion feature amounted to $596,481 for the amended and new notes issued.

5. NOTE PAYABLE

On March 31, 2023, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $53,950. Under the terms of the agreement, the Company made a down payment of $13,500, with the remaining balance financed over the remaining term at an annual percentage rate of 6.99%, resulting in finance charge of $1,187. Beginning in March 2023, the Company is making 9 monthly payments of $4,626, with the last payment made in November 2023. The interest expense for this note payable for the three months ending March 31, 2023 was $236.

On May 15, 2022, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $89,242. Under the terms of the agreement, the Company made a down payment of $10,210, with the remaining balance financed over the remaining term at an annual percentage rate of 7.328%. Beginning in May 2022, the Company is making 8 monthly payments of $10,210, with the last payment made in December 2022. At December 31, 2022, the note was fully paid. The interest expense for this note payable for the three months ending December 31, 2022 was $186.

6. EQUITY

In January 2023, the company issued 209,773,333 shares to Panetta Partners Ltd upon conversion of the outstanding promissory notes and accrued interest.

In March 2023, the Company issued 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company. At the date of issuance this was valued at $3,858,793, based on the issuance date stock price of $0.01 per share.

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

As of March 31, 2023 and March 30, 2022, $18,041 and $25,822 respectively was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

 In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and incurs an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of March 31, 2023, the amount due to Tiziana under this loan facility were $89,280. The amount due to Tiziana under this agreement as of March 31, 2022 was $83,520.

In July 2022, Tiziana extended another loan facility to Rasna of $85,000. The loan is repayable within 18 months and incurs an interest charge of 16% per annum. As of March 31, 2023, the amounts due to Tiziana under this loan facility were $98,738. The amount due to Tiziana under this agreement as of September 30, 2022 was $91,967.

Panetta Partners/ Gabriele Cerrone

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. As of December 31, 2022, and September 30, 2022, the balance due to Gabriele Cerrone was $175,000 for past consultancy services.

In July 2022, the Company entered into a promissory note with Panetta Partners Ltd for $165,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2024. As at March 31, 2023, $184,580 was due with respect to notes issued. As at September 30, 2022 $171,233 was due with respect to notes issued.

In December 2022, the Company entered into an additional promissory note with Panetta Partners Ltd for $30,000 under the same terms. As at March 31, 2023, $31,307 was due with respect to this note issued.

In January 2023, the company issued 209,773,333 shares to Panetta Partners Ltd upon conversion of the outstanding promissory notes and accrued interest.

In March 2023, the Company issued 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company. At the date of issuance this was valued at $3,858,793 based on the issuance date stock price of $0.01.

Apart from the Convertible Promissory Notes, there is no interest charged on the balances with related parties. There are no defined repayment terms, and such amounts can be called for payment at any time.

Roberto Pellicciari and TES Pharma

Roberto Pellicciari is the majority shareholder of TES Pharma Srl, one of the Company’s principal shareholders. During the three and six months ended March 31, 2023 and March 31, 2022, Roberto Pellicciari did not supply the Company with consulting services.

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

As of March 31, 2023, and September 30, 2022, the balance due to Roberto Pellicciari was $0 for past consultancy services. At March 31, 2023 and September 30, 2022, TES Pharma was owed $0.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K filed on February 9, 2023 under the heading “Risk Factors,” which are incorporated herein by reference.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at March 31, 2023, had a working capital deficit of $1,870,275.

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

Results of Operations for the Three months ended March 31, 2023 and 2022

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)

Operating expenses/ (income):
General and administrative	$93,955	$126,041
Research and development	13,704	17,224
Common stock issued for services	3,858,793	—
Gain on settlement of accounts payable	—	(150,000)
Gain on settlement of related party payable	—	(375,000)
Total operating expenses/ (income)	3,966,452	(381,735)

Loss/ (Income) from operations	$(3,966,452)	$381,735

Other (expense)/ income:
Accretion of debt discount	(164,147)	(77,153)
Interest expense	(6,489)	(20,706)
Gain on derivative liability	7,888	10,114

Other expense	$(162,748)	$(87,745)

Net (loss)/ income	$(4,129,200)	$293,990

Revenues

There were no revenues for the three months ended March 31, 2023, and 2022 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended March 31, 2023 increased to $3,966,452 from income of $381,735 for the three months ended March 31, 2022, an increase of $4,348,187. Most of this increase in expenses was due to the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793, offset by a $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company in the three months to March 31, 2022, decreased general and administrative expenditure of $32,086 and decreased research and development patent expenditure of $3,520.

Other expense

During the three months ended March 31, 2023, other expense increased to $162,748 from $87,745 for the three months ended March 31, 2022. This increase is predominantly due to additional expenses of $86,994 due to the acceleration in the accretion of debt discount charges driven by the conversion of the outstanding notes in January 2023, a reduction in the gain on derivative liability of $2,226 offset by savings on interest expense of $14,217.

Net loss

Net loss for the three months ended March 31, 2023 increased to $4,129,200 from a net income of $293,990 for the three months ended March 31, 2022, a change of $4,423,190. This is predominantly due to the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793, additional expenses of $86,994 due to the acceleration in the accretion of debt discount charges driven by the conversion of the outstanding notes in January 2023, a reduction in the gain on derivative liability of $2,226 offset by a one off $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company in the three months to March 31, 2022, decreased general and administrative expenditure of $32,086, decreased research and development patent expenditure of $3,520 and savings on interest expense of $14,217.

Results of Operations for the Six months ended March 31, 2023 and 2022

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)

Operating expense/ (income):
General and administrative	$198,811	$198,697
Research and development	31,660	26,359
Common stock issued for services	3,858,793	—
Gain on settlement of accounts payable	—	(150,000)
Gain on settlement of related party payable	—	(375,000)
Total operating expense/ (income)	4,089,264	(299,944)

(Loss)/ income from operations	$(4,089,264)	$299,944

Other expense:
Accretion of debt discount	(180,333)	(280,552)
Interest expense	(18,191)	(39,002)
Gain on derivative liability	8,744	38,969
Other expense	$(189,780)	$(280,585)

Net (loss)/ income	$(4,279,044)	$19,359

Revenues

There were no revenues for the six months ended March 31, 2023, and 2022 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended March 31, 2023 increased to $4,089,264 from income of $299,944 for the three months ended March 31, 2022, an increase of $4,389,208. Most of this increase in expenses was due to the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793, increased general and administrative expenditure of $114, increased research and development patent expenditure of $5,301 offset by a $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company in the three months to March 31, 2022.

Other expense

During the six months ended March 31, 2023, other expense decreased to $189,780 from $280,585 for the six months ended March 31, 2022. This decrease is predominantly due to a decrease of $100,220 in the accretion of debt discount charges, savings in interest expenses of $20,810 offset by a reduction in the gain on derivative liability of $30,225.

Net loss

Net loss for the six months ended March 31, 2023 increased to $4,129,200 from a net income of $293,990 for the three months ended March 31, 2022, a change of $4,423,190. This is predominantly due to the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793, increased general and administrative expenditure of $114, increased research and development patent expenditure of $5,301, a reduction in the gain on derivative liability of $30,225 offset by a one off $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company in the three months to March 31, 2022, a decrease of $100,219 in the accretion of debt discount charges, and savings in interest expenses of $20,811.

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

 On December 23, 2022, the Company entered into a 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $30,000 in cash under the same terms as the fifteenth note. Both notes were converted on January 23, 2023.

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	March 31, 2023 (Unaudited)	September 30, 2022 (unaudited)	Change

Current assets	$52,298	$85,276	$(32,978)
Current liabilities	1,922,573	1,681,906	240,667
Working capital deficit	$(1,870,275)	$(1,596,630)	$(273,645)

We had a cash balance of $2,221 and $39,363 on March 31, 2023, and September 30, 2022, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended March 31,
	2023	2022	Increase/ (Decrease)
Net cash used in operating activities	$(25,157)	$(142,770)	$(117,613)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$(11,985)	$160,000	$(171,985)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $25,157 for the six months ended March 31, 2023 compared to $142,770 for the six months ended March 31, 2022. The net loss of $4,279,044 for the six months ended March 31, 2023 was partially offset primarily by the non-cash issuance of support consideration settled in stock of $3,858,793, a gain on derivative liability of $8,744 adjusted for accretion of debt discount of $180,333, interest expense of $18,191 and changes in operating assets and liabilities of $206,314.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $30,000 offset by payments for on a note payable of $41,985 for the six months ended March 31, 2023 compared to proceeds from the issuance of convertible notes of $160,000 for the six months ended March 31, 2022.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K/A as of and for the year ended September 30, 2022, filed with the SEC on February 9, 2023.

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

Rasna Therapeutics, Inc.

May 15, 2023	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)