Form 10-Q
period 2023-06-30
Rasna Therapeutics Inc.
filed 2023-08-14
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 771,811,360 shares of common stock were issued and outstanding as of August 14 2023.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash	$2,472	$39,363
Prepaid expenses	34,588	45,913
Total assets	$37,060	$85,276

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,481,627	$1,351,320
Related party payables	315,364	195,322
Loan payable and accrued interest, related party	192,858	86,400
Note payable	22,649	20,420
Convertible notes payable, net - related party	—	20,900
Derivative liabilities	—	7,544
Total Current Liabilities	2,012,498	1,681,906

Loan payable - related party – Long term liabilities	—	91,967

Total Liabilities	2,012,498	1,773,873

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 1,500,000,000 shares authorized and 711,811,360 issued and outstanding at June 30, 2023; 600,000,000 shares authorized and 179,979,361 issued and outstanding at September 30, 2022	771,811	179,979
Additional paid-in capital	25,858,025	22,352,491
Accumulated deficit	(28,605,274)	(24,221,067)
Total shareholders’ deficit	(1,975,438)	(1,688,597)
Total liabilities and shareholders’ deficit	$37,060	$85,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Operating expenses/ (income):
General and administrative	$53,651	$110,830	$252,462	$309,527
Research and development	46,672	17,030	78,332	43,389
Common stock issued for services (see Note 6)	—	—	3,858,793	—
Gain on settlement of accounts payable	—	—	—	(150,000)
Gain on settlement of related party payable	—	—	—	(375,000)
Total operating expenses/ (income)	100,323	127,860	4,189,587	(172,084)

Loss/ (income) from operations	(100,323)	(127,860)	(4,189,587)	172,084

Other income/(expense):
Accretion of debt discount	—	(589,868)	(180,333)	(870,421)
Interest expense	(4,840)	(2,264)	(23,031)	(41,265)
Gain on derivative liability	—	73,569	8,744	112,538
Total other expenses	(4,840)	(518,563)	(194,620)	(799,148)

Income tax provision	—	—	—	—

Net (loss)	$(105,163)	$(646,423)	$(4,384,207)	$(627,064)

Basic loss per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00
Diluted net loss per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	771,811,360	127,155,100	513,931,733	88,323,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	771,811,360	$771,811	$25,858,025	$(28,500,111)	$(1,870,275)

Net loss	—	—	—	(105,163)	(105,163)

Balance at June 30, 2023	771,811,360	$771,811	$25,858,025	$(28,605,274)	$(1,975,438)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2022	68,908,003	$68,909	$21,308,238	$(23,515,120)	$(2,137,973)

Beneficial conversion feature related to convertible notes	111,071,358	111,070	887,577	—	998,647
Net loss	—	—	—	(646,423)	(646,423)

Balance at June 30, 2022	179,979,361	$179,979	$22,195,815	$(24,161,543)	$(1,785,749)

	Nine Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2022	179,979,361	$179,979	$22,352,491	$(24,221,067)	$(1,688,597)

Issuance of stock for the conversion of promissory notes	209,773,333	209,773	—	—	209,773
Common stock issued for services	382,058,666	382,059	3,476,734	—	3,858,793
Beneficial conversion feature related to convertible notes	—	—	28,800	—	28,800
Net loss	—	—	—	(4,384,207)	(4,384,207)

Balance at June 30, 2023	771,811,360	$771,811	$25,858,025	$(28,605,274)	$(1,975,438)

	Nine Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)
Beneficial conversion feature related to convertible notes	—	—	596,480	—	596,480
Issuance of stock – conversion of notes	111,071,358	111,070	887,577		998,647
Net loss	—	—	—	(627,064)	(627,064)

Balance at June 30, 2022	179,979,361	$179,979	$22,195,815	$(24,161,543)	$(1,785,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,384,207)	$(627,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	23,031	41,266
Accretion of debt discount	180,333	870,421
Derivative liability	(8,744)	(112,538)
Common stock issued for services	3,858,793	—
Gain on settlement of accounts payable	—	(150,000)
Gain on settlement of related party payable	—	(375,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	130,307	79,781
Related party payable	120,042	89,377
Prepaid expenses	65,275	61,618
Net cash used in operating activities	(15,170)	(122,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	30,000	160,000
Payments on note payable	(51,721)	(38,193)
Net cash (used in)/ provided by operating activities	(21,721)	121,807

Net change in cash	(36,891)	(332)

Cash, beginning of period	39,363	10,848

Cash, end of period	$2,472	$10,516
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance and extension of convertible notes.	$1,200	$74,522
Beneficial conversion feature related to issuance and extension of convertible notes	$28,800	$596,481
Issuance of common stock for conversions of promissory notes	$209,773	$998,647
Issuance of note payable relating to renewal of insurance policy	$53,950	$89,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RASNA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. GENERAL INFORMATION

Rasna Therapeutics, Inc. “Rasna Inc.” or the (“Company”), is a biotechnology company incorporated in the State of Delaware on March 28, 2016. The Company is engaged in modulating the molecular target LSD1, which is implicated in the disease progression of leukemia and lymphoma.

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

The results of the operations for the three and nine months ended June 30, 2023 may not be indicative of the results that may be expected for the fiscal year ending September 30, 2023.

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

	June 30, 2023	June 30, 2022
Stock options	938,675	3,648,675
Warrants	1,926,501	1,926,501
Total shares issuable upon exercise or conversion	2,865,176	5,575,176

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities and as of June 30, 2023, had an accumulated deficit of $28,605,274, a net loss for the nine months ended June 30, 2023 of $4,384,207 and net cash used in operating activities of $15,170.

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

4. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of June 30, 2023 and June 30, 2022:

Balance of related party notes payable, net as of September 30, 2022	$20,900
Issuance of debt	30,000
Accrued interest	8,540
Accretion of debt discount	180,333
Beneficial conversion feature related to issuance of convertible notes	(28,800)
Derivative liabilities in connection with issuance of convertible notes	(1,200)
Conversion of convertible notes	(209,773)
Balance of related notes payable, net as of June 30, 2023	$—

Balance of non-related notes payable, net as of September 30, 2021	$371,997
Accrued Interest	9,153
Accretion of debt discount	358,118
Beneficial conversion feature related to issuance of convertible notes	(206,801)
Derivative liabilities in connection with issuance of convertible notes	(28,017)
Conversion of convertible notes	(504,450)
Balance of non-related notes payable, net as of June 30, 2022	$—

Balance of related notes payable, net as of September 30, 2021	$230,287
Issuance of debt	160,000
Accrued Interest	27,792
Accretion of debt discount	512,303
Beneficial conversion feature related to issuance of convertible notes	(389,680)
Derivative liabilities in connection with issuance of convertible notes	(46,505)
Conversion of convertible notes	(494,197)
Balance of related notes payable, net as of June 30, 2022	$—

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. During the three and nine months ended June 30, 2023, the Company recognized an additional derivative liability of $0 and $1,200, respectively, due to the issuance of the convertible notes. During the three and nine months ended June 30, 2023, the Company recognized a gain on derivative liability of $0 and $8,744 due to the conversion of outstanding notes. During the three and nine months to June 30, 2022, the Company recognized an additional $3,002 and $74,522 respectively due to the extension and issuance of the convertible notes. During the three and nine month period ended June 30, 2022, the Company recognized a gain of $73,569 and $112,538 relating to the issuance and extension of convertible notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the beneficial conversion feature exceeds the face value, the recorded beneficial conversion feature was limited to the gross proceeds less any debt discounts. As at June 30, 2023 this amounted to $28,800 for the new notes issued, which was fully amortized upon conversion of the notes. As at June 30, 2022 the beneficial conversion feature amounted to $596,481 for the amended and new notes issued.

5. NOTE PAYABLE

On March 31, 2023, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $53,950. Under the terms of the agreement, the Company made a down payment of $13,500, with the remaining balance financed over the remaining term at an annual percentage rate of 6.99%, resulting in finance charge of $1,187. Beginning in March 2023, the Company is making 9 monthly payments of $4,626, with the last payment made in November 2023. The interest expense for this note payable for the three months ending June 30, 2023 was $788.

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

As of June 30, 2023 and June 30, 2022, $140,364 and $100,821 respectively was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and incurs an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of June 30, 2023, the amount due to Tiziana under this loan facility were $90,720. The amount due to Tiziana under this agreement as of September 30, 2022 was $86,400.

In July 2022, Tiziana extended another loan facility to Rasna of $85,000. The loan is repayable within 18 months and incurs an interest charge of 16% per annum. As of June 30, 2023, the amounts due to Tiziana under this loan facility were $102,138. The amount due to Tiziana under this agreement as of September 30, 2022 was $91,967. This note is due in January 2024.

Panetta Partners/ Gabriele Cerrone

Panetta Partners Limited, a shareholder of Rasna, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. As of June 30, 2023, and September 30, 2022, the balance due to Gabriele Cerrone was $175,000 for past consultancy services, which is presented as a component of related party payables.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at June 30, 2023, had a working capital deficit of $1,975,438.

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

Results of Operations for the Three months ended June 30, 2023 and 2022

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)

Operating expenses:
General and administrative	$53,651	$110,830
Research and development	46,672	17,030
Total operating expenses	100,323	127,860)

Loss from operations	$(100,323)	$(127,860)

Other (expense)/ income:
Accretion of debt discount	—	(589,868)
Interest expense	(4,840)	(2,264)
Gain on derivative liability	—	73,569

Other expense	$(4,840)	$(518,563)

Net loss	$(105,163)	$(646,423)

Revenues

There were no revenues for the three months ended June 30, 2023, and 2022 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended June 30, 2023, decreased to $100,323 from $127,860 for the three months ended June 30, 2022, a decrease of $27,537. This was predominantly due to a decrease in general and administrative expenses due to decreased activity levels in the company of $57,179 offset by an increase in patent expenses of $29,642.

Other expense

During the three months ended June 30, 2023, other expense decreased to $4,840 from $518,563 for the three months ended June 30, 2022. This decrease is predominantly due to the absence of additional expenses relating to convertible notes of $516,301 offset by additional interest expense of $2,576.

Net loss

Net loss for the three months ended June 30, 2023 decreased to $105,163 from $646,423 for the three months ended June 30, 2022, a change of $541,260. This was predominantly due to decreased activity levels in the company and the absence of additional expenses relating to convertible notes.

Results of Operations for the Nine months ended June 30, 2023 and 2022

The following table sets forth the summary statements of operations for the periods indicated:

	For the Nine Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)

Operating expense/ (income):
General and administrative	$252,462	$309,527
Research and development	78,332	43,289
Common stock issued for services	3,858,793	—
Gain on settlement of accounts payable	—	(150,000)
Gain on settlement of related party payable	—	(375,000)
Total operating expense/ (income)	4,189,587	(172,084)

(Loss)/ income from operations	$(4,189,587)	$172,084

Other expense:
Accretion of debt discount	(180,333)	(870,421)
Interest expense	(23,031)	(41,265)
Gain on derivative liability	8,744	112,538
Other expense	$(194,620)	$(799,148)

Net loss	$(4,384,207)	$(627,064)

Revenues

There were no revenues for the nine months ended June 30, 2023, and 2022 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the nine months ended June 30, 2023 increased to $4,189,587 from income of $172,084 for the nine months ended June 30, 2022, an increase of $4,361,671. Most of this increase in expenses was due to the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793, increased research and development patent expenditure of $34,943 offset by decreased general and administrative expenditure of $57,065, and a $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company in the nine months to June 30, 2022.

Other expense

During the nine months ended June 30, 2023, other expense decreased to $194,620 from $799,148 for the nine months ended June 30, 2022. This decrease is predominantly due to a decrease of $690,088 in the accretion of debt discount charges, savings in interest expenses of $18,234 offset by a reduction in the gain on derivative liability of $103,794.

Net loss

Net loss for the nine months ended June 30, 2023 increased to $4,384,207 from a net loss of $627,064 for the nine months ended June 30, 2022, a change of $3,757,143. This is predominantly due to the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793, increased research and development patent expenditure of $34,943 offset by decreased general and administrative expenditure of $57,065, and a $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company in the three months to March 31, 2022, a decrease of $690,088 in the accretion of debt discount charges, savings in interest expenses of $18,234 offset by a reduction in the gain on derivative liability of $103,794.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	June 30, 2023 (Unaudited)	September 30, 2022 (unaudited)	Change

Current assets	$37,060	$85,276	$(48,216)
Current liabilities	2,012,498	1,681,906	330,592
Working capital deficit	$(1,975,438)	$(1,596,630)	$(378,808)

We had a cash balance of $2,472 and $39,363 on June 30, 2023, and September 30, 2022, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended June 30,
	2023	2022	Increase/ (Decrease)
Net cash used in operating activities	$(15,170)	$(122,139)	$(106,969)
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$(21,722)	$121,807	$(143,529)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $15,170 for the nine months ended June 30, 2023 compared to $122,139 for the nine months ended June 30, 2022. The net loss of $4,384,207 for the nine months ended June 30, 2023 was partially offset primarily by the non-cash issuance of support consideration settled in stock of $3,858,793, a gain on derivative liability of $8,744 adjusted for accretion of debt discount of $180,333, interest expense of $23,031 and changes in operating assets and liabilities of $315,624.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $30,000 offset by payments for on a note payable of $51,721 for the nine months ended June 30, 2023 compared to proceeds from the issuance of convertible notes of $160,000 offset by payments for on a note payable of $38,193 for the nine months ended June 30, 2022.

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

Rasna Therapeutics, Inc.

August 14, 2023	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)