Form 10-K
period 2023-09-30
ACTAVIA LIFE SCIENCES, INC.
filed 2024-01-05
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-191083

ACTAVIA LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	39-2080103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Penn Plaza, 19th Floor, #1954, New York, NY 10001

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,714,369 as of March 31, 2023, based upon the closing price on the OTCQB market reported for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 771,811,360 shares of common stock were issued and outstanding as of January 4 2024.

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

As used in this annual report, the terms “we”, “us”, “our”, “Actavia” and the “Company” mean Actavia Life Sciences, Inc. unless the context clearly requires otherwise.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	submission to the FDA of an IND application which must become effective before human clinical trials may begin and must be updated annually;

●	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s GLP regulations. Preclinical testing generally includes evaluation of our products in the laboratory or in animals to characterize the product and determine safety and efficacy;

●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the product candidate for each proposed indication;

●	submission to the FDA of a NDA after completion of all pivotal clinical trials;

●	a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

●	payment of user fees and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a REMS and the potential requirement to conduct post-approval studies.

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

Employees

As of September 30, 2023, and September 30, 2022 we had 1 employee.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended September 30, 2023 and 2022, we reported a net loss of $4,442,535 and $686,588, respectively. As of September 30, 2023, we had an accumulated deficit of $28,663,602.

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

Our consolidated financial statements as of September 30, 2023 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2023, our executive officers, directors and principal security holders, together with their respective affiliates, owned approximately 85.20% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of September 30, 2023 and if they continue to be ineffective could continue to result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2023, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process, inadequate segregation of duties over authorization, review and recording of transactions, lack of accounting resources, as well as the financial reporting of such transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Item 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

We do not currently have any executive offices. We utilize the address of Tiziana Therapeutics Inc. who are located at 5 Penn Plaza, New York, NY, 10001. We do not own any real property.

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

Our transfer agent is Pacific Stock Transfer, Inc., 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119

Holders of our Common Stock

As of September 30, 2023, there were 49 registered stockholders of our issued and outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of September 30, 2023.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	988,675	$0.50	—
Equity Compensation Plans Not Approved by Stockholders	1,926,501	$0.43	—
Total	2,915,176		—

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

Unless expressly indicated or the context requires otherwise, the terms “Actavia,”,” the “Company,” “we,” “us,” and “our” refer to Actavia Life Sciences, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2023, had an accumulated deficit of $28,663,602, a net loss for the period ended September 30, 2023 of $4,442,535 and net cash used in operating activities of $8,516. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within the next twelve months from the filing date of this annual report on Form 10-K.

We expect to continue to incur net losses and have significant cash outflows for at least the next twelve months. We currently have sufficient funds to continue operating until the end of January 2024 , but will require significant additional cash resources to launch new development phases of existing products in its pipeline. Additional cash injections are expected from Panetta partners which is expected to enable the Company to continue our operations through at least March 2024, however in the event that we are unable to secure the necessary additional cash resources needed, we may need to slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

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

We recognize in the financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. We record a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We have incurred no liability and, therefore, did not need to record interest and penalties during the year ended September 30, 2023 and 2022.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and conversion of loan notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants:

	September 30, 2023	September 30, 2022
Stock options	988,675	2,790,675
Warrants	1,926,501	1,926,501
Convertible Notes	80,853,333	171,233,333
Total shares issuable upon exercise or conversion	83,768,509	175,950,509

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2023 and September 30, 2022:

September 30, 2023	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$2,036	$2,036

September 30, 2022	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$7,544	$7,544

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

Results of Operations for the years ended September 30, 2023 and 2022

Revenues

There were no revenues for the year ended September 30, 2023, and 2022 because we do not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the year ended September 30, 2023, increased to an operating expense of $4,238,414 from an operating income of $141,088 for year ended September 30, 2022, an increase of $4,379,502.

Most of this increase in expenses was due to the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793, increased research and development patent expenditure of $8,405 offset by decreased general and administrative expenditure of $12,696. There was also a one-time $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, due to the release of payment obligations to TES Pharma S.R.L and Eurema Consulting S.R.L (and their affiliates) as all intellectual property rights and assignments relating to NPM1 were returned to them by the Company in the year ended September 30, 2022. There was no such transaction in year ended September 30, 2023.

Other Expense

Other expense for the year ended September 30, 2023 decreased to $204,121 from $827,676 for the year ended September 30, 2022, a decrease of $623,555. This decrease is predominantly due to a decrease of $700,877 in the accretion of debt discount charges, savings in interest expenses of $27,144 offset by a reduction in the gain on derivative liability of $104,466.

Net Loss

Net loss for the year ended September 30, 2023 increased to $4,442,535 from a net loss of $686,588 for the year ended September 30, 2022, an increase of $3,755,947. This is predominantly due to the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793, increased research and development patent expenditure of $8,405 offset by decreased general and administrative expenditure of $12,696, a one-time $150,000 and $375,000 gain on the settlement of accounts payable and related party payable, respectively, in 2022.

There was also a decrease of $700,877 in the accretion of debt discount charges, savings in interest expenses of $27,144 offset by a reduction in the gain on derivative liability of $104,466.

Liquidity and Capital Resources

We believe we will require significant additional cash resources to continue to launch new development phases of existing products in our pipeline. In the event that we are unable to secure the necessary additional cash resources needed, we may slow current development phases or halt new development phases in order to mitigate the effects of the costs of development. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may (i) involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

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

On September 6, 2023, the Company entered into the sixteenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $80,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.001 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

Capital Resources

The following table summarizes total current assets, liabilities and working capital as of the periods indicated:

	September 30, 2023	September 30, 2022	Change
Current assets	$95,657	$85,276	$10,381
Current liabilities	$2,051,566	$1,681,906	$369,660
Working capital deficiency	$(1,955,909)	$(1,596,630)	$(359,279)

We had a cash balance of $74,986 and $39,363 as of September 30, 2023 and September 30, 2022, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended September 30,	For the year ended September 30,	Increase/
	2023	2022	(Decrease)
Net cash used in operating activities	$(8,516)	$(312,663)	$(304,147)
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$44,139	$341,178	$297,039

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $8,516 for the year ended September 30, 2023 compared to $312,663 for the year ended September 30, 2022. The net loss of $4,442,535 for the year ended September 30, 2023 was partially offset primarily by stock issued for services of $3,858,793, accretion of debt discount of $184,210, non-cash interest expense of $28,762, a gain in derivative liability of $8,851 and changes in operating assets and liabilities of $371,105.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $110,000 from a related party offset by payments for on a note payable of $65,861 for the year ended September 30, 2023 compared to proceeds from the issuance of convertible notes of $325,000, proceeds from a related party loan of $85,000 offset by payments for on a note payable of $68,882 for the year ended September 30, 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of September 30, 2023 and 2022, and for the years ended September 30, 2023 and 2022 begins on page F-1 of this Annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chairman along with the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on that evaluation, the Company’s Chairman and Chief Financial Officer concluded that as of September 30, 2023, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of, the Company’s Chairman and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013. Based on that evaluation, the Company’s Chairman and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2023 due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s Chairman and Chief Financial Officer have determined that the Company did not maintain effective internal control over financial reporting as of the period ended September 30, 2023 due to the existence of the following material weaknesses identified by management:

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

Accordingly, the Company’s Chairman and Chief Financial Officer determined that these control deficiencies constitute a material weakness. The Company plans to begin implementing the Remediation Plan described herein and intends to continue working on it through the year ending September 30, 2024.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 15, 2023 and hold the positions set forth opposite their respective names.

Name	Age	Position
John Brancaccio	75	Director

Gary Jacob	76	Director

Willy Simon	73	Chairman

Keeren Shah	48	Chief Financial Officer

John Brancaccio

Director

Mr. Brancaccio, retired CPA, is a financial executive with extensive international and domestic experience in pharmaceutical and biotechnology for privately and publicly held companies. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From April 2004 until May 2017, Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio is currently a director of Hepion Pharmaceuticals, Inc., OKYO Pharma Ltd., Accustem Sciences Inc and Tiziana Life Sciences plc.

Gary Jacob

Director

Dr. Jacob has over 35 years of extensive experience in the pharmaceutical and biotechnology industries across multiple disciplines, including research and development, operations, business development, capital financing activities and senior management expertise. He has developed broad and influential contacts throughout the biopharmaceutical, financial, banking and investor communities. Dr. Jacob is the Co-Founder and former CEO and Chairman of Synergy Pharmaceuticals. During his time at Synergy, he served as Chairman, Chief Executive Officer and Executive Chairman, and is the co-inventor of Synergy’s FDA-approved drug Trulance® which is currently marketed in the U.S. by Bausch Health, Inc. to treat functional GI disorders. Dr. Jacob is also the former CEO and Managing Director of Immuron Inc., an Australian biotechnology company dual-listed on the Australian ASX exchange and on NASDAQ. Dr. Jacob currently is Chairman of the Board of Hepion Pharmaceuticals, Inc., a public NASDAQ listed company with a drug in clinical development to treat nonalcoholic steatohepatitis (NASH), Chief Executive Officer of OKYO Pharma Ltd, a UK Listed biopharmaceutical company developing next-generation therapeutics to improve the lives of patients with inflammatory eye diseases and chronic pain . He served as Chief Executive Officer and Director of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013. Prior to his involvement with Callisto and Synergy, Dr. Jacob was at Monsanto/G.D. Searle, where he was Director of Glycobiology and a Monsanto Science Fellow, specializing in the field of Glycobiology and drug discovery. Dr. Jacob holds over 30 patents and is the co-inventor of two pharmaceutical drugs which are FDA approved. Dr. Jacob earned a B.S. cum laude in Chemistry from the University of Missouri – St. Louis and holds a Ph.D. in Biochemistry from the University of Wisconsin-Madison.

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

Keeren Shah

Chief Financial Officer

Ms. Shah has been the Chief Financial Officer of our company since July 2020, having served as its financial controller since July 2016. Ms Shah has been the Chief Financial Officer of Tiziana Life Sciences since August 2020. She also serves as CFO for OKYO Pharma Ltd and Accustem Sciences Inc.

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

Actavia Life Sciences, Inc., 5 Penn Plaza, 19th Floor, #1954, New York, NY 10001.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the total compensation paid to our executive officers for the year ended September 30, 2023 for services to our company.

Executive Compensation

	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
Keeren Shah	15,000	—	15,000

Grants of Plan-Based Awards During Fiscal Year

There were no grants of plan-based awards to our executive officers for the year ended September 30, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2023. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of September 30, 2023.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Keeren Shah	2,500	—	4.00	8/31/2027

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for the year ended September 30, 2023 for services to our company.

Director Compensation

	Fees Earned or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
John Brancaccio	25,000	—	25,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the ownership of our common stock as of December 15, 2023, by:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Executive Officers and Directors :
John Brancaccio	100,000	(2)	*
Gary Jacob	62,399	(2)	*
Willy Simon	-		*
All executive officers and directors as a group (4 persons)	164,899	(3)	*
5% or Greater Stockholders:
Panetta Partners Ltd. (4)	658,036,668	(5)	85.20

*	less than 1%

(1)	Based on 771,811,360 shares of our common stock issued and outstanding as of December 15, 2023.
(2)	Consists of shares of common stock issuable upon exercise of vested stock options.
(3)	Includes 152,500 shares of common stock issuable upon exercise of vested stock options.
(4)	Gabriele Cerrone is a director of Panetta Partners Ltd. and in such capacity holds voting and dispositive power over our securities held by such entity.
(5)	Includes 529,000 shares of common stock issuable upon exercise of vested stock options held by Mr. Cerrone.

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

Gabriele Cerrone

Panetta Partners Limited, a shareholder of Actavia is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. As of September 30, 2023, and September 30, 2022, the balance due to Gabriele Cerrone was $175,000 for past consultancy services, which is presented as a component of related party payables.

In July 2022, the Company entered into a promissory note with Panetta Partners Ltd for $165,000. The note carried an interest rate of 16% with a conversion price of $0.001 and was due for repayment by December 31, 2024. The note was converted into stock in January 2023. As at September 30, 2022, $171,233 was due with respect to notes issued.

In December 2022, the Company entered into an additional promissory note with Panetta Partners Ltd for $30,000, which was converted into stock in January 2023.

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

In September 2023, the Company entered into an additional promissory note with Panetta Partners Ltd for $80,000,

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

As of September 30, 2023, and September 30, 2022, $205,339 and $20,321 , respectively, was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Actavia of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of September 30, 2023, the amount due to Tiziana under this loan facility was $92,160. The amount due to Tiziana under this agreement as of September 30, 2022 was $86,400.

In July 2022, Tiziana extended another loan facility to Actavia of $85,000. The loan is repayable within 18 months and is incurring an interest charge of 16% per annum. As of September 30, 2023, the amount due to Tiziana under this loan facility was $105,576. As of September 30, 2022, the amount due to Tiziana under this loan facility was $91,967.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth are the aggregate fees billed to the Company by Marcum LLP, the Company’s former independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Years ended September 30,
	2023	2022
Audit fees	$—	$15,450
Audit - related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$—	$15,450

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2023 or 2022.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Marcum LLP in fiscal 2023 or 2022. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Marcum’s independence.

Set forth are the aggregate fees billed to the Company by Mazars USA LLP, the Company’s current independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Years ended September 30,
	2023	2022
Audit fees	$176,020	$172,000
Audit - related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$176,020	$172,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Item 8.

(a) (2) Financial Statement Schedules

None.

(b) Exhibits

Exhibit Number	Description
3.1(a)	Amended and Restated Articles of Incorporation as filed with the Nevada Secretary of State on September 26, 2016 and effective September 20, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 26, 2016)
3.1(b)	Certificate of Change of Active With Me, Inc., as filed with the Nevada Secretary of State on September 19, 2016 and effective September 20, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 26, 2016).
3.2(c)	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on January 20, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 23, 2023)
3.2(d)	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on October 24, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 26, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed on June 29, 2017).
4.1*	2016 Incentive Equity Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2016).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2017).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed on March 01, 2022).
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 5, 2024	ACTAVIA LIFE SCIENCES, INC.

	By:	/s/ Willy Simon
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

Signature	Title(s)	Date

/s/ Willy Simon	Chairman	January 5, 2024
Willy Simon	(Principal Executive Officer)

/s/ Keeren Shah	Finance Director	January 5, 2024
Keeren Shah	(Principal Accounting and Financial Officer)

/s/ John Brancaccio	Director	January 5, 2024
John Brancaccio

/s/ Gary Jacob	Director	January 5, 2024
Gary Jacob

ACTAVIA LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Actavia Life Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Actavia Life Sciences, Inc. (f/k/a Rasna Therapeutics, Inc. the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Convertible Note Issuances

During the fiscal year ended September 30, 2023, the Company issued convertible notes. Because the convertible notes contain embedded features that meet the definition of a derivative under ASC 815-15, management bifurcated the embedded feature as a derivative liability. Further, the conversion feature that was not bifurcated was determined to be a beneficial conversion feature and recorded as a debt discount.

Given the significant estimates involved in determining the need for accounting for the bifurcated embedded derivative and the beneficial conversion feature, the related audit effort in evaluating both management’s estimates in determining the total discount required a high degree of auditor judgement.

The primary procedures we performed to address this critical audit matter included:

We obtained an understanding over the Company’s process to determine whether the Company's estimates and judgments are reasonable. We reviewed the guidance in ASC 470-20, Debt with Conversion and Other Options, and ASC 815-15, Embedded Derivatives, and management’s accounting memo.

Additionally, we obtained an understanding over the Company’s process to estimate the debt discounts including how the Company develops each of the estimates required. We applied the following audit procedures relating to testing the Company’s estimates:

●	We considered how the Company should account for any contingent conversion option (redemption feature)

●	We tested the assumptions used and recalculated the fair value of the embedded derivatives within the convertible note agreements.

●	We reviewed the underlying agreements and assessed the terms in relating to the technical accounting guidance and tested the completeness and accuracy of the underlying data.

We have served as the Company’s auditor since 2021.

/s/ Mazars USA LLP

Fort Washington, PA

January 5, 2024

ACTAVIA LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2023	2022
ASSETS
Current assets:
Cash	$74,986	$39,363
Prepayments and other receivables	20,671	45,913
Total current assets	$95,657	$85,276

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,458,216	$1,351,320
Related party payables	380,339	195,322
Loan payable - related party	197,736	86,400
Note payable	8,509	20,420
Derivative liabilities	2,036	7,544
Convertible notes payable, net - related party	4,730	20,900
Total current liabilities	2,051,566	1,681,906

Loan payable - related party	—	91,967

Total Liabilities	2,051,566	1,773,873

Commitments and contingencies	—	—

Shareholders’ deficit
Preferred stock, $0.001 par value 20,000,000 shares authorized	—	—
Common stock, $0.001 par value; 1,500,000,000 shares authorized and 771,811,360 issued and outstanding at September 30, 2023; 179,979,361 issued and outstanding at September 30, 2022	771,811	179,979
Additional paid-in capital	25,935,882	22,352,491
Accumulated deficit	(28,663,602)	(24,221,067)
Total shareholders’ deficit	(1,955,909)	(1,688,597)
Total liabilities and shareholders’ deficit	$95,657	$85,276

The accompanying notes are an integral part of these consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2023	2022
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expense/(income):
General and administrative	287,374	300,070
Research and development	92,247	83,842
Gain on settlement of accounts payable	—	(150,000)
Gain on settlement of related party payable	—	(375,000)
Common stock issued for services (see Note 10)	3,858,793	—
Total operating expense/ (income)	4,238,414	(141,088)

(Loss)/income from operations	(4,238,414)	141,088

Other income/(expense):
Interest expense	(212,972)	(940,993)
Gain on derivative liability	8,851	113,317
Total other expense	(204,121)	(827,676)

Net loss	$(4,442,535)	$(686,588)

Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	578,016,591	111,425,950

The accompanying notes are an integral part of these consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2023, AND 2022

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2021	68,908,003	$68,909	$20,711,758	$(23,534,479)	$(2,753,812)

Beneficial conversion feature related to convertible notes	—	—	753,156	—	753,156
Issuance of stock – conversion of notes	111,071,358	111,070	887,577	—	998,647
Net loss	—	—	—	(686,588)	(686,588)
Balance at September 30, 2022	179,979,361	$179,979	$22,352,491	$(24,221,067)	$(1,688,597)

Issuance of stock – conversion of notes	209,773,333	209,773	—	—	209,773
Common stock issued for services	382,058,666	382,059	3,476,734	—	3,858,793
Beneficial conversion feature related to convertible notes	—	—	106,657	—	106,657
Net loss	—	—	—	(4,442,535)	(4,442,535)
Balance at September 30, 2023	771,811,360	$771,811	$25,935,882	$(28,663,602)	$(1,955,909)

The accompanying notes are an integral part of these consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,442,535)	$(686,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	28,762	55,904
Accretion of debt discount	184,210	885,085
Common stock issued for services	3,858,793	—
Gain on derivative liability	(8,851)	(113,317)
Gain on settlement of accounts payable	—	(150,000)
Gain on settlement of related party payable	—	(375,000)
Changes in operating assets and liabilities:
Prepayments and other receivables	79,194	77,058
Accounts payable and accrued expenses	106,894	(14,681)
Related party payables	185,017	8,876
Net cash used in operating activities	(8,516)	(312,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes – related party	110,000	325,000
Proceeds from issuance of loan payable – related party	—	85,000
Payments on note payable	(65,861)	(68,822)
Net cash provided by financing activities	44,139	341,178

Net increase in cash	35,623	28,515
Cash at beginning of year	39,363	10,848
Cash at end of year	$74,986	$39,363

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance and extension of convertible notes.	$3,342	$82,845
Beneficial conversion feature related to issuance and extension of convertible notes	$106,657	$753,156
Issuance of common stock for conversions of promissory notes	$209,773	$998,647
Issuance of note payable relating to renewal of insurance policy	$53,950	$89,242

The accompanying notes are an integral part of these consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

Actavia Life Sciences, Inc. ( “Actavia” or the “Company”), is a biotechnology company incorporated in the State of Delaware on March 28, 2016. The Company is engaged in modulating the molecular target LSD1, which is implicated in the disease progression of leukemia and lymphoma. On October 24, 2023, Rasna Therapeutics, Inc. filed a Certificate of Amendment to its Articles of Incorporation in Nevada (the “Certificate of Amendment”) changing its name to Actavia Life Sciences, Inc.

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2023 and September 30, 2022:

September 30, 2023	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$2,036	$2,036

September 30, 2022	Level 1	Level 2	Level 3	Total
Derivative Liability	$—	$—	$7,544	$7,544

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants and the conversion of notes and associated fees, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2023	2022
Stock options	988,675	2,790,675
Warrants	1,926,501	1,926,501
Convertible notes & associated fees	80,853,333	171,233,333
Total shares issuable upon exercise or conversion	83,768,509	175,950,509

The following is the computation of net loss per share for the following periods:

	For the Year Ended September 30,	For the Year Ended September 30,
	2023	2022
Net loss	$(4,442,535)	$(686,588)
Weighted average number of shares	578,016,591	111,425,950
Net loss per share (basic and diluted)	$(0.01)	$(0.01)

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities over the past two years, and as of September 30, 2023, had an accumulated deficit of $28,663,602, a net loss for the period ended September 30, 2023 of $4,442,535 and net cash used in operating activities of $8,516.

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

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the Company’s accounts payable and accrued expenses as of the following years:

	September 30,
	2023	2022
Accounts payable	$959,659	$822,127
Accrued expenses	498,557	529,193
	$1,458,216	$1,351,320

Accounts payable is predominantly made up of unpaid invoices relating to research and development, legal and professional fees. Included within the accrued expenses balance of $498,557 at September 30, 2023 is approximately $113,000 of research and development fees, $359,000 for directors fees, and $26,000 for consultancy fees. Included within the accrued expenses balance of at September 30, 2022 is approximately $98,000 of research and development fees, $334,000 for directors fees, and $97,000 for consultancy fees.

5. WARRANTS

The Company had issued warrants to placement agents in lieu of fees for consultancy services and placement agent fees. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that all the warrants issued are classified as equity in additional paid in-capital.

The following table summarizes warrant activity for the years ended September 30, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2021	1,926,501	0.43	4.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2022	1,926,501	0.43	3.86	$—

Warrants exercisable at September 30, 2022	1,926,501	0.43	3.86	$—

Granted	—	—	—	—

Forfeited	—	—	—	—

Outstanding balance at September 30, 2023	1,926,501	0.43	2.86	$—

Warrants exercisable at September 30, 2023	1,926,501	0.43	2.86	$—

6. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of September 30, 2023 and 2022 :

Balance of convertible notes payable - related party, net as of September 30, 2022	$20,900
Issuance of debt	110,000
Accrued interest	9,393
Accretion of debt discount	184,210
Beneficial conversion feature related to issuance and extension of convertible notes	(106,657)
Derivative liabilities in connection with issuance and extension of convertible notes	(3,342)
Conversion of convertible notes	(209,773)
Balance of convertible notes payable - related party, net as of September 30, 2023	$4,731

Balance of convertible notes payable - related party, net as of September 30, 2021	$230,287
Issuance of debt	325,000
Accrued Interest	34,029
Accretion of debt discount	526,967
Beneficial conversion feature related to issuance and extension of convertible notes	(546,357)
Derivative liabilities in connection with issuance and extension of convertible notes	(54,829)
Conversion of convertible notes	(494,197)
Balance of convertible notes payable - related party, net as of September 30, 2022	$20,900

Balance of non-related notes payable, net as of September 30, 2021	$371,997
Accrued Interest	9,150
Accretion of debt discount	358,118
Beneficial conversion feature related to issuance and extension of convertible notes	(206,799)
Derivative liabilities in connection with issuance and extension of convertible notes	(28,016)
Conversion of convertible notes	(504,450)
Balance of non-related notes payable, net as of September 30, 2022	$—

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

On September 6, 2023, the Company entered into the sixteenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $80,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.001 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. At September 30, 2023 and 2022, the Company recognized $3,342 and $7,544 respectively due to the issuance of the convertible notes. Additionally, the Company recognized a gain on derivative liability of $8,851 due to the conversion of outstanding notes in the year ended September 30, 2023. The Company recognized a gain on derivative liability of $113,317 for the year ended September 30, 2022, relating to the issuance and extension of convertible notes and the release of the derivative liability due to the conversion of the notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the beneficial conversion feature exceeds the face value, the recorded beneficial conversion feature was limited to the gross proceeds less any debt discounts. Upon conversion of all the notes issued prior to January 2023, the beneficial conversion feature of $28,800 was fully amortized. As at September 30, 2023 the beneficial conversion feature amounted to $77,858 for the new notes issued in September 2023. Upon conversion of all the notes issued prior to May 2022, the beneficial conversion feature of $596,481 was fully amortized. As at September 30, 2022, the beneficial conversion feature amounted to $156,677 for the new notes issued in July 2022.

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

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. No options were granted during the years ended September 30, 2023 and 2022.

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

The following table summarizes stock option activity for the years ended September 30, 2023 and September 30, 2022:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding balance at October 1, 2021	3,648,675	0.59	4.28	$—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(858,000)	(0.19)	(1.32)	—

Outstanding balance at September 30, 2022	2,790,675	0.71	3.89	$—

Options exercisable at September 30, 2022	2,790,675	0.71	3.89	—

Granted	—	—	—	—

Exercised	—	—	—	—

Forfeited and Expired	(1,802,000)	(0.83)	(3.51)	—

Outstanding balance at September 30, 2023	988,675	0.50	1.76	$—

Options exercisable at September 30, 2023	988,675	0.50	1.76	$—

There were no options exercised during the years ended September 30, 2023 and September 30, 2022. As of September 30, 2023, there was no unrecognized compensation cost related to stock options.

The charges related to share-based compensation to directors, officers and employees are included within the general and administrative expense category in the statement of operations. There was no share-based compensation for the years ended September 30, 2023 and 2022.

8. NOTE PAYABLE

On March 31, 2023, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $53,950. Under the terms of the agreement, the Company made a down payment of $13,500, with the remaining balance financed over the remaining term at an annual percentage rate of 6.99%, resulting in finance charge of $1,187. Beginning in March 2023, the Company is making 9 monthly payments of $4,626, with the last payment made in November 2023. The interest expense for this note payable for the year ended September 30, 2023 was $1,107.

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

9. INCOME TAXES

The components of loss before income taxes consisted of the following:

	Year Ended September 30,	Year Ended September 30,
	2023	2022
US	$(4,442,532)	$(686,588)
Foreign	—	—
Total	$(4,442,532)	$(686,588)

Income tax expenses attributable to income for continuing operations consists of:

	Year Ended September 30,	Year Ended September 30,
	2023	2022
Federal:
Current	—	—
Deferred	$(278,795)	$51,204

Foreign:
Current	—	—
Deferred	—	—

State and local:
Current	—	—
Deferred	735,045	(68,071)

Change in valuation allowance	(456,250)	16,866

Income tax (benefit)/expense	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of the asset and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

	September 30,
	2023	2022
Deferred tax assets:
Accrued Compensation	$119,356	$96,608
Stock Compensation	463,465	403,180
Net operating losses	2,118,399	2,685,910
Intangible assets	40,107	39,441
Section 174 R&D	27,573	—
R&D Credit carryforward	88,715	88,715
Fixed assets	—	10
Total gross deferred tax asset	2,857,615	3,313,864

Less: valuation allowance	(2,857,615)	(3,313,864)

Net deferred tax asset	—	—

Deferred tax liabilities:
Intangible assets	—	—
Fixed assets	—	—
Total Deferred tax liabilities	—	—

Net Deferred Income Tax	$—	$—

At September 30, 2023 the Company had net operating loss carryforwards of approximately $9.8M for federal tax purposes.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential, and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the full amount of the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance of approximately $2.9 million against the deferred tax asset that is not expected to be realized for the periods ending September 30, 2023 and approximately $3.3 million for the period ended September 30, 2022.

The Company recognizes interest accrued to unrecognized tax benefits and penalties as income tax expense. The Company accrued no penalties or interest during the years ended September 30, 2023 and September 30, 2022.

A reconciliation of the statutory Federal Income tax rate and effective tax rate of the provision for income taxes is as follows:

	Year ended September 30,	Year ended September 30,
	2023	2022
Federal statutory rate	21.00%	21.00%
Permanent items	(18.20)%	3.76%
State taxes	3.44%	7.83%
State NOL Write down	(16.51)%	-
Increase in valuation allowance	10.27%	(2.46)%
Stock Compensation	-	(4.03)%
R&D Credit	-	(26.22)%
Other	-	0.12%
Effective income tax rate	0.00%	0.00%

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by federal and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of September 30, 2023, open years related to the federal jurisdiction are fiscal years ending 2022, 2021, 2020 and 2019.

The Company has no open tax audits for the returns that were filed, with any tax authority as of September 30, 2023. Accordingly, there were no material uncertain tax positions in any of the jurisdictions that the Company operated in.

10. RELATED PARTY TRANSACTIONS

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions during the years ended September 30, 2023 and 2022.

Gabriele Cerrone/Panetta Partners

Panetta Partners Limited, a shareholder of Actavia, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. As of September 30, 2023, and September 30, 2022, the balance due to Gabriele Cerrone was $175,000 for past consultancy services, which is presented as a component of related party payables.

In July 2022, the Company entered into a promissory note with Panetta Partners Ltd for $165,000. The note carried an interest rate of 16% with a conversion price of $0.001 and was due for repayment by December 31, 2024. The note was converted into stock in January 2023. As at September 30, 2022, $178,367 was due with respect to notes issued.

In December 2022, the Company entered into an additional promissory note with Panetta Partners Ltd for $30,000. The note carried an interest rate of 16% with a conversion price of $0.001 and was due for repayment by December 31, 2024. The note was converted into stock in January 2023.

On January 23, 2023, all outstanding notes belonging to Panetta Partners with a principal value of $195,000 and accrued interest of $14,773 were converted into 209,773,333 shares with a par value of $0.001.

In March 2023, the Company issued 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company. At the date of issuance this was valued at $3,858,793 based on the issuance date stock price of $0.01.

In September 2023, the Company entered into an additional promissory note with Panetta Partners Ltd for $80,000. The note carried an interest rate of 16% with a conversion price of $0.001 and was due for repayment by December 31, 2024.

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

As of September 30, 2023, and September 30, 2022, $205,340 and $20,321, respectively, was due to Tiziana under services charged under the shared services agreement. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of September 30, 2023, the amount due to Tiziana under this loan facility was $92,160. The amount due to Tiziana under this agreement as of September 30, 2022 was $86,400.

In July 2022, Tiziana extended another loan facility to Rasna of $85,000. The loan is repayable within 18 months and is incurring an interest charge of 16% per annum. As of September 30, 2023, the amount due to Tiziana under this loan facility was $105,576. As of September 30, 2022, the amount due to Tiziana under this loan facility was $91,967.

11. COMMON SHARES AUTHORIZED

The Amended and Restated Certificate of Incorporation authorizes us to issue up to 200,000,000 shares of our common stock, of which 179,979,361 shares were outstanding as of September 30, 2022. In addition, as of September 30, 2022, we had outstanding stock options allowing for the purchase of as many as approximately 1.8 million shares of common stock, we had outstanding warrants to purchase 1.9 million shares of common stock and convertible notes that, if converted, would result in the issuance of 171.2 million shares of common stock. If all of our outstanding stock options and warrants were exercised and notes were converted, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, the company had insufficient shares of common stock available to issue in connection with the exercise of outstanding stock options and warrants, convertible notes or any future equity financing transaction we may seek to undertake. Accordingly, the company sought and received the approval by stockholders of an increase in the number of authorized shares of common stock and  on December 16, 2022, filed a Certificate of Amendment to our Articles of Incorporation in Nevada, increasing the authorized shares to 620,000,000 consisting of 600,000,000 shares of common stock and 20,000,000 shares of preferred stock.

After stockholder approval, a further amendment was filed on January 23, 2023 to increase the authorized shares to 1,500,000,000 shares.

12. SUBSEQUENT EVENTS

On October 24, 2023, Rasna Therapeutics, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation in Nevada (the “Certificate of Amendment”) changing its name to Actavia Life Sciences, Inc.