Form 10-Q
period 2023-12-31
ACTAVIA LIFE SCIENCES, INC.
filed 2024-02-16
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission file number

333-191083

ACTAVIA LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	39-2080103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Penn Plaza, 19th Floor, # 1954, New York, NY 10001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 771,811,360 shares of common stock were issued and outstanding as of February 16, 2024.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTAVIA LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2023	September 30, 2023
ASSETS
Current assets:
Cash	$19,183	$74,986
Prepaid and other receivables	6,992	20,671
Total assets	$26,175	$95,657

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,513,816	$1,458,216
Related party payables	388,576	380,339
Loan payable, related party	202,840	197,736
Note payable	—	8,509
Convertible notes payable, net - related party	22,862	4,730
Derivative liabilities	1,627	2,036
Total Current Liabilities	2,129,721	2,051,566

Commitments and contingencies	—	—

Shareholders’ deficit
Preferred stock, $0.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 1,500,000,000 shares authorized and 771,811,360 shares issued and outstanding at both December 31, 2023 and September 30, 2023	771,811	771,811
Additional paid-in capital	25,935,882	25,935,882
Accumulated deficit	(28,811,239)	(28,663,602)
Total shareholders’ deficit	(2,103,546)	(1,955,909)
Total liabilities and shareholders’ deficit	$26,175	$95,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2023	2022

Operating expenses:
General and administrative	$106,213	$104,856
Research and development	18,517	17,956
Total operating expenses	124,730	122,812

Loss from operations	(124,730)	(122,812)

Other income/(expense):
Interest expense	(23,316)	(27,888)
Gain on derivative liability	409	856
Total other expense	(22,907)	(27,032)

Income tax provision	—	—

Net loss	$(147,637)	$(149,844)

Basic and diluted net loss per share attributable to common shareholders	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	771,811,360	179,979,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2023	771,811,360	$771,811	$25,935,882	$(28,663,602)	$(1,955,909)

Net loss	-	-	-	(147,637)	(147,637)

Balance at December 31, 2023	771,811,360	$771,811	$25,935,882	$(28,811,239)	$(2,103,546)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2022	179,979,361	$179,979	$22,352,491	$(24,221,067)	$(1,688,597)

Beneficial conversion feature related to convertible notes	—	—	28,800	—	28,800
Net loss	—	—	—	(149,844)	(149,844)

Balance at December 31, 2022	179,979,361	$179,979	$22,381,291	$(24,370,911)	$(1,809,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,637)	$(149,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	8,376	11,703
Accretion of debt discount	14,860	16,186
Derivative liability	(409)	(856)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	55,600	85,953
Related party payable	8,237	2,578
Prepayments and other receivables	13,679	32,890
Net cash used in operating activities	(47,294)	(1,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	-	30,000
Payments on note payable	(8,509)	(20,420)
Net cash (used in) provided by financing activities	(8,509)	9,580

Net change in cash	(55,803)	8,190

Cash, beginning of period	74,986	39,363

Cash, end of period	$19,183	$47,553

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance and extension of convertible notes.	$-	$1,200
Beneficial conversion feature related to issuance and extension of convertible notes	$-	$28,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. GENERAL INFORMATION

Actavia Life Sciences, Inc. (f/k/a Rasna Therapeutics, Inc. the “Company”) is a biotechnology company incorporated in the State of Delaware on March 28, 2016. The Company is engaged in modulating the molecular target LSD1, which is implicated in the disease progression of leukemia and lymphoma.

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

2. ACCOUNTING POLICIES

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are set out below. These policies have been applied consistently to all the periods presented unless otherwise stated. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the Fiscal year ended September 30, 2023.

Basis of preparation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (the “SEC”) and United States generally accepted accounting principles (“US GAAP”) for interim reporting. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended September 30, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on January 5, 2024. The accompanying unaudited condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The results of the operations for the three months ended December 31, 2023 may not be indicative of the results that may be expected for the year ending September 30, 2024.

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

	December 31, 2023	December 31, 2022
Stock options	988,675	990,675
Warrants	1,926,501	1,926,501
Convertible notes and associated fees	84,124,444	208,086,667
Total shares issuable upon exercise or conversion	87,039,620	211,003,843

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities and as of December 31, 2023, had an accumulated deficit of $28,811,239, a net loss for the three months ended December 31, 2023 of $147,637 and net cash used in operating activities of $47,294.

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

4. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of December 31, 2023 and December 31, 2022:

Balance of convertible notes payable- related party, net as of September 30, 2023	$4,730
Accrued Interest	3,272
Accretion of debt discount	14,860
Balance of related notes payable, net as of December 31, 2023	$22,862

Balance of convertible notes payable- related party, net as of September 30, 2022	$20,900
Issuance of debt	30,000
Accrued Interest	6,854
Accretion of debt discount	16,186
Beneficial conversion feature related to issuance of convertible notes	(28,800)
Derivative liabilities in connection with issuance of convertible notes	(1,200)
Balance of related notes payable, net as of December 31, 2022	$43,940

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

Embedded Derivative Liability

Under the promissory note agreement, the interest rate will reset upon the event of a default and an additional penalty of 2% will be accrued. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined the interest rate resets met the definition of a derivative. It also noted that the Contingent Interest Rate feature required bifurcation from the host note contract and was to be accounted for at fair value. In accordance with ASC 815-15, the Company bifurcated the Contingent Interest Rate feature of the note and recorded a derivative liability.

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. There was no issuance of convertible notes for the three months ended December 31, 2023. During the three months ended December 31, 2022, the Company recognized an additional $1,200 due to the issuance of the convertible notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the beneficial conversion feature exceeds the face value, the recorded beneficial conversion feature was limited to the gross proceeds less any debt discounts. As at December 31, 2022, the beneficial conversion feature amounted to $28,800.

5. NOTE PAYABLE

On March 31, 2023, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $53,950. Under the terms of the agreement, the Company made a down payment of $13,500, with the remaining balance financed over the remaining term at an annual percentage rate of 6.99%, resulting in finance charge of $1,187. Beginning in March 2023, the Company made 9 monthly payments of $4,626, with the last payment made in November 2023. The interest expense for this note payable for the three ended December 31, 2023 was $80.

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

Gabriele Cerrone/Panetta Partners

Panetta Partners Limited, a shareholder of Actavia, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. As of December 31, 2023, and September 30, 2023, the balance due to Gabriele Cerrone was $175,000 for past consultancy services, which is presented as a component of related party payables.

In December 2022, the Company entered into an additional promissory note with Panetta Partners Ltd for $30,000. The note carried an interest rate of 16% with a conversion price of $0.001 and was due for repayment by December 31, 2024. The note was converted into stock in January 2023.

In September 2023, the Company entered into an additional promissory note with Panetta Partners Ltd for $80,000. The note carried an interest rate of 16% with a conversion price of $0.001 and was due for repayment by December 31, 2024. As at December 31, 2023, $84,124 was due with respect to this note issued.

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

As of December 31, 2023, and September 30, 2023, $213,576 and $205,340, respectively, was due to Tiziana under services charged under the shared services agreement and other expenses paid by Tiziana on behalf of the Company. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of December 31, 2023, the amount due to Tiziana under this loan facility was $93,600. The amount due to Tiziana under this agreement as of September 30, 2023 was $92,160.

In July 2022, Tiziana extended another loan facility to Rasna of $85,000. The loan is repayable within 18 months and is incurring an interest charge of 16% per annum. As of December 31, 2023, the amount due to Tiziana under this loan facility was $109,240. As of September 30, 2023, the amount due to Tiziana under this loan facility was $105,576.

Apart from the Convertible Promissory Notes, there is no interest charged on the balances with related parties. There are no defined repayment terms, and such amounts can be called for payment at any time.

7. SUBSEQUENT EVENT

In February 2024, the Company entered into a promissory note with Panetta Partners Ltd for $18,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K filed on January 5, 2024 under the heading “Risk Factors,” which are incorporated herein by reference.

We assume no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Rasna,”,” the “Company,” “we,” “us,” and “our” refer to Actavia Life Sciences, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at December 31, 2023, had a working capital deficit of $2,103,546.

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

Results of Operations for the Three months ended December 31, 2023 and 2022

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)

Operating (income)/expenses:
General and administrative	$106,213	$104,856
Research and development	18,517	17,956
Total operating (income)/ expenses	124,730	122,812

Income/ (loss) from operations	(124,730)	(122,812)

Other expense:
Interest expense	(23,316)	(27,888)
Gain on derivative liability	409	856

Other expense	(22,907)	(27,032)

Net loss	$(147,637)	$(149,844)

Revenues

There were no revenues for the three months ended December 31, 2023, and 2022 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended December 31, 2023 increased to $124,730 from $122,812 for the three months ended December 31, 2023, an increase of $1,918.

Other expense

During the three months ended December 31, 2023, other expense decreased to $22,907 from $27,032 for the three months ended December 31, 2022. This decrease is predominantly due to less accretion of debt discount charges and less gain on the adjustment of a derivative liability incurred in the three months ended December 31, 2023.

Net loss

Net loss for the three months ended December 31, 2023 decreased to $147,637 from a net loss of $149,844 for the three months ended December 31, 2022, a change of $2,207. This is predominantly due to less accretion of debt discount charges and less gain on the adjustment of a derivative liability incurred in the three months ended December 31, 2023 as most notes had been converted as well as a decrease in legal fees and accounting fees.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	December 31, 2023 (Unaudited)	September 30, 2023 (Unaudited)	Change

Current assets	$26,175	$95,657	$(69,482)
Current liabilities	2,129,721	2,051,566	78,155
Working capital deficit	$(2,103,546)	$(1,955,909)	$(147,637)

We had a cash balance of $19,183 and $74,986 on December 31, 2023, and September 30, 2023, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended December 31,
	2023	2022	Increase/ (Decrease)
Net cash used in operating activities	$(47,294)	$(1,390)	$(45,904)
Net cash used in investing activities	$—	$—	$—
Net cash provided by (used in) financing activities	$(8,509)	$9,580	$(18,089)

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $47,294 for the three months ended December 31, 2023 compared to $1,390 for the three months ended December 31, 2022. The net loss of $147,637 for the three months ended December 31, 2023 was partially offset primarily by a gain on derivative liability of $409, adjusted for accretion of debt discount of $14,860, interest expense of $8,376 and changes in operating assets and liabilities of $77,516.

Net Cash provided by /(Used in) Financing Activities

Net cash used in financing activities consists of payments on a note payable of $8,509 for the three months ended December 31, 2023 compared to proceeds from the issuance of convertible notes of $30,000 offset by payments for on a note payable of $20,420 for the three months ended December 31, 2022.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K as of and for the year ended September 30, 2023, filed with the SEC on January 5, 2024.

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

Actavia Life Sciences, Inc.

February 16, 2024	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)