Form 10-Q
period 2024-03-31
ACTAVIA LIFE SCIENCES, INC.
filed 2024-05-20
CIK 1582249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 771,811,360 shares of common stock were issued and outstanding as of May 20, 2024.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTAVIA LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	September 30, 2023
ASSETS
Current assets:
Cash	$1,392	$74,986
Prepaid and other receivables	47,222	20,671
Total assets	$48,614	$95,657

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$1,503,658	$1,458,216
Related party payables	420,881	380,339
Loan payable, related party	207,718	197,736
Note payable	53,950	8,509
Convertible notes payable, net - related party	42,294	4,730
Derivative liabilities	1,862	2,036
Total Current Liabilities	2,230,363	2,051,566

Commitments and contingencies	—	—

Shareholders’ deficit
Preferred stock, $0.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 1,500,000,000 shares authorized and 771,811,360 shares issued and outstanding at both March 31, 2024 and September 30, 2023	771,811	771,811
Additional paid-in capital	25,953,197	25,935,882
Accumulated deficit	(28,906,757)	(28,663,602)
Total shareholders’ deficit	(2,181,749)	(1,955,909)
Total liabilities and shareholders’ deficit	$48,614	$95,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023

Operating expenses:
General and administrative	$60,161	$93,955	$166,374	$198,811
Research and development	11,226	13,704	29,743	31,660
Common stock issued for services (see Note 6)	-	3,858,793	-	3,858,793
Total operating expenses	71,387	3,966,452	196,117	4,089,264

Loss from operations	(71,387)	(3,966,452)	(196,117)	(4,089,264)

Other income/(expense):
Accretion of debt discount	(15,837)	(164,147)	(30,697)	(180,333)
Interest expense	(8,743)	(6,489)	(17,200)	(18,191)
Gain on derivative liability	449	7,888	859	8,744
Total other expenses	(24,131)	(162,748)	(47,038)	(189,780)

Income tax provision	—	—	—	—

Net loss	$(95,518)	$(4,129,200)	$(243,155)	$(4,279,044)

Basic and diluted net loss per share attributable to common shareholders	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	771,811,360	588,518,916	771,811,360	384,249,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	771,811,360	$771,811	$25,935,882	$(28,811,239)	$(2,103,546)

Beneficial conversion feature related to convertible notes	—	—	17,315	—	17,315
Net loss	—	—	—	(95,518)	(95,518)

Balance at March 31, 2024	771,811,360	$771,811	$25,953,197	$(28,906,757)	$(2,181,749)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	179,979,361	$179,979	$22,381,291	$(24,370,911)	$(1,809,641)

Issuance of stock for the conversion of promissory notes	209,773,333	209,773	—	—	209,773
Common stock issued for services	382,058,666	382,059	3,476,734	—	3,858,793
Net loss	—	—	—	(4,129,200)	(4,129,200)

Balance at March 31, 2023	771,811,360	$771,811	$25,858,025	$(28,500,111)	$(1,870,275)

	Six Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2023	771,811,360	$771,811	$25,935,882	$(28,663,602)	$(1,955,909)

Beneficial conversion feature related to convertible notes	—	—	17,315	—	17,315
Net loss	—	—	—	(243,155)	(243,155)

Balance at March 31, 2024	771,811,360	$771,811	$25,953,197	$(28,906,757)	$(2,181,749)

	Six Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at October 1, 2022	179,979,361	$179,979	$22,352,491	$(24,221,067)	$(1,688,597)

Issuance of stock for the conversion of promissory notes	209,773,333	209,773	—	—	209,773
Common stock issued for services	382,058,666	382,059	3,476,734	—	3,858,793
Beneficial conversion feature related to convertible notes	—	—	28,800	—	28,800
Net loss	—	—	—	(4,279,044)	(4,279,044)

Balance at March 31, 2023	771,811,360	$771,811	$25,858,025	$(28,500,111)	$(1,870,275)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACTAVIA LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243,155)	$(4,279,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	16,849	18,191
Accretion of debt discount	30,697	180,333
Derivative liability	(859)	(8,744)
Common stock issued for services	—	3,858,793
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	45,442	113,932
Related party payable	40,542	41,596
Prepayments and other receivables	27,399	49,786
Net cash used in operating activities	(83,085)	(25,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	18,000	30,000
Payments on note payable	(8,509)	(41,985)
Net cash provided by (used in) financing activities	9,491	(11,985)

Net change in cash	(73,594)	(37,142)

Cash, beginning of period	74,986	39,363

Cash, end of period	$1,392	$2,221

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities in connection with issuance of convertible notes.	$685	$1,200
Beneficial conversion feature related to issuance a of convertible notes	$17,315	$28,800
Issuance of common stock for conversions of promissory notes	$-	$209,773
Issuance of note payable relating to renewal of insurance policy	$53,950	$53,950

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

The results of the operations for the three and six months ended March 31, 2024 may not be indicative of the results that may be expected for the year ending September 30, 2024.

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

	March 31, 2024	March 31, 2023
Stock options	452,500	938,675
Warrants	1,926,501	1,926,501
Convertible notes and associated fees	105,720,000	-
Total shares issuable upon exercise or conversion	108,099,001	2,865,176

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

The Company has experienced net losses and significant cash outflows from cash used in operating activities and as of March 31, 2024, had an accumulated deficit of $28,906,757, a net loss for the six months ended March 31, 2024 of $243,155 and net cash used in operating activities of $83,085.

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

4. CONVERTIBLE NOTES

The table below summarizes outstanding convertible notes as of March 31, 2024 and March 31, 2023:

Balance of convertible notes payable- related party, net as of September 30, 2023	$4,730
Issuance of debt	18,000
Accrued Interest	6,867
Accretion of debt discount	30,697
Beneficial conversion feature related to issuance of convertible notes	(17,315)
Derivative liabilities in connection with issuance of convertible notes	(685)
Balance of related party notes payable, net as of March 31, 2024	$42,294

Balance of convertible notes payable- related party, net as of September 30, 2022	$20,900
Issuance of debt	30,000
Accrued Interest	8,540
Accretion of debt discount	180,333
Beneficial conversion feature related to issuance of convertible notes	(28,800)
Derivative liabilities in connection with issuance of convertible notes	(1,200)
Conversion of convertible notes	(209,773)
Balance of related party notes payable, net as of March 31, 2023	$-

On February 15, 2024, the Company entered into the seventeenth 16% Convertible Promissory Note again with Panetta Partners Ltd. (the “Holder”) pursuant to which the Company issued a Convertible Promissory Note to the Holder. The Holder provided the Company with $18,000 in cash. The Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.001 per share or (ii) the price of the next equity financing, which raises at least US $1,000,000, subject to adjustments noted within the Agreement. The number of shares issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of the Note to be converted by (y) the Conversion Price. The Note requires the Company to reserve and keep available out of its authorized and unissued shares of common stock the amount of shares that would be issued upon conversion of the Note, which includes the outstanding principal amount of the Note and interest accrued and to be accrued through the date of maturity.

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

The embedded derivatives for the notes are carried on the Company’s balance sheet at fair value. During the three and six months ended March 31, 2024, the Company recognized an additional $685 due to the issuance of the convertible notes. During the three and six months ended March 31, 2023, the Company recognized an additional derivative liability of $1,200 due to the issuance of the convertible notes. During the three and six months ended March 31, 2023, the Company recognized a gain on derivative liability of $7,888 and $8,744 due to the conversion of outstanding notes.

Beneficial Conversion Feature

The conversion features for all notes issued are in the money as of the issuance date and accordingly a beneficial conversion feature was recorded upon issuance. As the intrinsic value of the beneficial conversion feature exceeds the face value, the recorded beneficial conversion feature was limited to the gross proceeds less any debt discounts. As at March 31, 2024 this amounted to $17,315 for the new notes issued. As at March 31, 2023 this amounted to $28,800 for the new notes issued, which was fully amortized upon conversion of the notes.

5. NOTE PAYABLE

On March 31, 2024, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $53,950. Under the terms of the agreement, the Company was required to make a down payment of $13,500, with the remaining balance financed over the remaining term at an annual percentage rate of 7.99%, resulting in a finance charge of $1,359. Beginning in March 2024, the Company is making 9 monthly payments of $4,645, with the last payment made in November 2024. The interest expense for this note payable for the three months ended March 31, 2024 was $270. The company made the down payment and first instalment in April 2024.

On March 31, 2023, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $53,950. Under the terms of the agreement, the Company made a down payment of $13,500, with the remaining balance financed over the remaining term at an annual percentage rate of 6.99%, resulting in a finance charge of $1,187. Beginning in March 2023, the Company made 9 monthly payments of $4,626, with the last payment made in November 2023. The interest expense for this note payable for the three ended March 31, 2023 was $236.

6. RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions for the periods presented.

During the normal course of its business, the Company enters into various transactions with entities that are both businesses and individuals. The following is a summary of the related party transactions for the periods presented.

Gabriele Cerrone/Panetta Partners

Panetta Partners Limited, a shareholder of Actavia, is a company in which Gabriele Cerrone is a major shareholder and also serves as a director. As of March 31, 2024, and September 30, 2023, the balance due to Gabriele Cerrone was $175,000 for past consultancy services, which is presented as a component of related party payables.

In September 2023, the Company entered into an additional promissory note with Panetta Partners Ltd for $80,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2024. As of March 31, 2024, $87,360 was due with respect to this note issued.

In February 2024, the Company entered into an additional promissory note with Panetta Partners Ltd for $18,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2024. As of March 31, 2024, $18,360 was due with respect to this note issued.

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

As of March 31, 2024, and September 30, 2023, $245,881 and $205,340, respectively, was due to Tiziana under services charged under the shared services agreement and other expenses paid by Tiziana on behalf of the Company. This is recorded as a related party payable in the accompanying condensed consolidated balance sheets.

In March 2020, Tiziana extended a loan facility to Rasna of $65,000. The loan is repayable within 18 months and is incurring an interest charge of 8% per annum. In April 2020, the loan facility was extended by a further $7,000, so the loan facility totals $72,000. As of March 31, 2024, the amount due to Tiziana under this loan facility was $95,040. The amount due to Tiziana under this agreement as of September 30, 2023 was $93,600.

In July 2022, Tiziana extended another loan facility to Rasna of $85,000. The loan is repayable within 18 months and is incurring an interest charge of 16% per annum. As of March 31, 2024, the amount due to Tiziana under this loan facility was $112,678. As of September 30, 2023, the amount due to Tiziana under this loan facility was $105,576.

Apart from the Convertible Promissory Notes, there is no interest charged on the balances with related parties. There are no defined repayment terms, and such amounts can be called for payment at any time.

7. SUBSEQUENT EVENT

In May 2024, the Company entered into a promissory note with Panetta Partners Ltd for $60,000. The note carries an interest rate of 16% with a conversion price of $0.001 and is due for repayment by December 31, 2025.

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

We have no present revenue and have experienced net losses and significant cash outflows from cash used in operating activities since inception, and at March 31, 2024, had a working capital deficit of $2,181,749.

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

Results of Operations for the Three months ended March 31, 2024 and 2023

The following table sets forth the summary statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)

Operating expenses:
General and administrative	$60,161	$93,955
Research and development	11,226	13,704
Common stock issued for services	—	3,858,793
Total operating expenses	71,387	3,966,452

Loss from operations	$(71,387)	$(3,966,452)

Other (expense)/income:
Accretion of debt discount	(15,837)	(164,147)
Interest expense	(8,743)	(6,489)
Gain on derivative liability	449	7,888

Other expense	$(24,131)	$(162,748)

Net (loss)/ income	$(95,518)	$(4,129,200)

Revenues

There were no revenues for the three months ended March 31, 2024 and 2023 because the Company does not have any commercial biopharmaceutical products.

Operating Expenses

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the three months ended March 31, 2024 decreased to $71,387 from $3,966,452 for the three months ended March 31, 2023, a decrease of $3,895,065.This was predominantly due to the 2023 issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793.

Other expense

During the three months ended March 31, 2024, other expense decreased to $24,131 from $162,478 for the three months ended March 31, 2023. This decrease is predominantly due to less accretion of debt discount charges and less gain on the adjustment of a derivative liability incurred in the three months ended March 31, 2024.

Net loss

Net loss for the three months ended March 31, 2024 decreased to $95,518 from a net loss of $4,129,200 for the three months ended March 31, 2023, a change of $4,033,682. This is predominantly due to less accretion of debt discount charges and less gain on the adjustment of a derivative liability incurred in the three months ended March 31, 2024 offset by the issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793.

Results of Operations for the Six months ended March 31, 2024 and 2023

The following table sets forth the summary statements of operations for the periods indicated:

	For the Six Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)

Operating expense:
General and administrative	$166,374	$198,811
Research and development	29,743	31,660
Common stock issued for services	—	3,858,793
Total operating expense	196,117	4,089,264

Loss from operations	$(196,117)	$(4,089,264)

Other (expense)/ income:
Accretion of debt discount	(30,697)	(180,333)
Interest expense	(17,200)	(18,191)
Gain on derivative liability	859	8,744
Other expense	$(47,038)	$(189,780)

Net loss	$(243,155)	$(4,279,044)

Revenues

There were no revenues for the six months ended March 31, 2024, and 2023 because the Company does not have any commercial biopharmaceutical products.

Operating Income/(Expenses)

Operating expenses, consisting of research and development costs, consultancy fees, legal and professional fees and general and administrative expenses, for the six months ended March 31, 2024 decreased to $196,117 from $4,089,264 for the six months ended March 31, 2023, a decrease of $3,893,147. This was predominantly due to the 2023 issuance of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793.

Other expense

During the six months ended March 31, 2024, other expenses decreased to $47,038 from $189,780 for the six months ended March 31, 2023. This decrease is predominantly due to less accretion of debt discount charges and less gain on the adjustment of a derivative liability incurred in the six months ended March 31, 2024.

Net loss

Net loss for the six months ended March 31, 2024 decreased to $243,155 from $4,279,044 for the six months ended March 31, 2023, a change of $4,035,889. This is predominantly due to the issuance in 2023 of 382,058,666 shares to Panetta Partners Ltd as consideration for their continued financial support of the company, which at the date of issuance was valued at $3,858,793 offset by less accretion of debt discount charges and less gain on the adjustment of a derivative liability incurred in the three months ended March 31, 2024.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficiency as of the periods indicated:

	March 31, 2024 (Unaudited)	September 30, 2023 (Unaudited)	Change

Current assets	$48,614	$95,657	$(47,043)
Current liabilities	2,230,363	2,051,566	178,797
Working capital deficit	$(2,181,749)	$(1,955,909)	$(225,840)

We had a cash balance of $1,392 and $74,986 on March 31, 2024, and September 30, 2023, respectively.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended March 31,
	2024	2023	Increase/ (Decrease)
Net cash used in operating activities	$(83,085)	$(25,157)	$(57,928)
Net cash used in investing activities	$-	$-	$-
Net cash provided by/(used in) financing activities	$9,491	$(11,985)	$21,476

Net Cash Used in Operating Activities

Net cash used in operating activities consists of net loss adjusted for the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $83,085 for the six months ended March 31, 2023 compared to $25,157 for the six months ended March 31, 2023. The net loss of $243,155 for the six months ended March 31, 2024 was offset by a gain on derivative liability of $859 adjusted for accretion of debt discount of $30,697, non-cash interest expense of $16,849 and changes in operating assets and liabilities of $113,383.

Net Cash Provided by Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of convertible notes of $18,000 offset by payments for on a note payable of $8,509 for the six months ended March 31, 2024 compared to proceeds from the issuance of convertible notes of $30,000 offset by payments for on a note payable of $41,985 for the six months ended March 31, 2023.

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

Actavia Life Sciences, Inc.

May 20, 2024	By:	/s/ Keeren Shah
		Name:	Keeren Shah
		Title:	Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)